Form 10KSB40
period 1999-12-31
TOTAL ENTERTAINMENT INC
filed 2000-03-30
CIK 1098301

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ----------------

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 1999.

                  OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the transition period from __________ to _________.

                Commission File Number: _____________

                            TOTAL ENTERTAINMENT INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

        INDIANA                                       35-1504940
        -------                                       ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

1411 Peel Street, Suite 500, Montreal, Quebec, Canada             H3A 1S5
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


                                 (514) 842-6999
------------------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:



     Title of Each Class                         Name of Each Exchange
                                                  on Which Registered
-----------------------------------    ----------------------------------------

             None                                          None
-----------------------------------    ----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

       Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

       Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The issuer's revenues for its most recent fiscal year were $581,000.

       The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of February 11, 2000 was $44,830,754.

       As of March 27, 2000, there were 57,388,443 shares of the issuer's common stock outstanding.

       Transitional Small Business Disclosure Format (check one): Yes No X

================================================================================

                                     PART 1

       Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1-- "DESCRIPTION OF BUSINESS" and Item 6-- "MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" below.

Item 1.  DESCRIPTION OF BUSINESS

Overview

       Total Entertainment Inc. (the "Company") is a holding company, which through its two wholly-owned subsidiaries, Intercapital Global Fund, Ltd., an Antiguan corporation ("Intercapital Global"), and Total Entertainment Canada, Ltd., a Quebec corporation ("TE Canada"), owns and operates interactive software-based games of chance and sports wagering facilities which are offered as an online service accessible world-wide through the Internet. The Company also markets and sells casino gaming software, server hosting and related support services on a turnkey basis to customers who wish to establish and operate their own Internet casinos.

       Intercapital Global, based in The Bahamas, is the owner and operator of several Internet casino Web sites (collectively, the "Online Casinos"), including the site located at www.theonlinecasino.com, also known as "The Online Casino & Sportsbook". Intercapital Global licenses the casino gaming and sportsbook software and the electronic commerce (e-cash) and transaction processing software (collectively, "Casino Software") utilized by the Online Casinos from Online Gaming Systems, Ltd. ("OGS"), a Florida corporation (f/k/a Atlantic International Entertainment Ltd). Intercapital Global also has the exclusive license to market and sell certain Casino Software developed by OGS.

       Intercapital Global earns income through profits associated with the wagering activities of its Online Casino users. Intercapital Global also intends to earn income from licensees of OGS' Casino Software, including licensees who operate their own Internet casinos through software, facilities and support services provided by Intercapital Global.

       TE Canada, based in Montreal, Canada, provides Intercapital Global with technical support, customer support and general administrative services.

       The Company's shares of common stock, par value $.001 per share (the "Common Stock"), currently trade on the OTC bulletin board market maintained by Nasdaq under the symbol TTLN. Unless otherwise indicated, all descriptions herein of the business of the Company shall also be deemed to include the business of the Company's wholly-owned subsidiaries, Intercapital Global and TE Canada.

Products and Services

         Intercapital Global owns and operates Online Casinos located at www.theonlinecasino.com, its bingo site located at www.bingonthenet.com and its three Asian oriented sites located at www.dragongaming.com, www.theluckydragoncasino.com, and www.dragonbet.com (collectively, the "Asian Sites"). Intercapital Global sold 50% of its Online Casino at www.slotvegas.
com in May 1999 and has recently entered into an agreement to sell the remaining 50%.
         The Online Casino games use software technology that provides enhanced sound and graphics, and allows real time interactivity within a user's own Web browser. A customer has the option of loading and playing casino games through their Web browser with no downloading, or a customer may download either the entire Web site or individual games in order to achieve faster play. Once the necessary software has been downloaded, a customer is required to provide certain personal and financial information, including a user name and password, in order to open an account. A person need not open an account in order to browse the Online Casinos without playing any games. In order to play games and make "live" wagers, a person must purchase electronic cash by making one or more credit card deposits into the person's account.

         Once a customer has an account balance, the customer may play various casino style games which currently include Slots, Blackjack, Video Poker, Roulette, Mini Baccarat, Sic Bo, Keno, Scratch Off and Bingo Blast. Many of the games have several variations with minimum and maximum betting ranges. The customer may also open a separate account to place wagers on sporting events, including all major professional and collegiate sports and other events with respect to which a betting line (or sportsbook) has been established by the oddsmakers in Las Vegas. Winnings (in U.S. dollars) are automatically credited to a customer's account. Withdrawals are effected by credit to the customer's credit card up to the amount deposited via credit card, with the balance sent by check. A customer is free to withdraw all or part of his winnings, review his account balance or make additional deposits to his account at any time.

         The Company does not require patrons to maintain a minimum account balance or place any restrictions on amounts accumulated through winnings. The Company has, however, established a maximum bet limit for new customers, although it may, at its discretion, grant custom wagering and account options to its regular customers based upon their established profiles. At the present time, the Company does not intend to extend credit services to its patrons. In addition to the foregoing, management has agreed to adhere to the Code of Conduct of the Interactive Gaming Council, a gaming industry organization of which the Company is a member. Among other things, the Code of Conduct requires Interactive Gaming Council members to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtail compulsive gambling. Moreover, the Company's managers may suspend a patron's account activity at any time if they suspect or observe compulsive gambling behavior. Notwithstanding these procedures, however, there can be no assurance that the Company will be able to successfully identify or curtail compulsive gambling by its patrons.

         The Company has designed the Online Casinos to be an entertaining, interactive, real time playing experience that provides maximum privacy and security to the customer. With respect to customer privacy and security, the Company does not disclose any personal or wagering information relating to any customer, and access to the customer's account (e.g., for account review, deposits or cash-out) is password protected. Customers may access an Online Casino through the use of personal computers. At present, only the Online Casino sportsbook and not the casino games are accessible and able to be downloaded through Web-TV. In the future, the Company anticipates that customers will have access to the entire Online Casino through Web-TV.

Software Licensing Business

         The Company has recently entered into a series of agreements through which it offers customers, on a turnkey basis, a fully operational online casino to be owned and operated by the customer through computer and other facilites in the Dominican Republic (the "Dominican Hosting Facility"). The Company earns income through license fees and other charges to these customers in connection with the provision of casino gaming software, computer server hosting services, customer service and administrative support, and a gaming license from the government of the Dominican Republic. The Company also receives royalties on net winnings from online casinos licensed by the Company. The Company expects to commence this business in the spring of 2000.

         Through Intercapital Global, the Company has entered into several agreements to support the Dominican Hosting Facility. Pursuant to a Marketing and License Agreement with OGS dated January 14, 2000 (the "OGS Agreement"), Intercapital Global has obtained an exclusive worldwide license to market and sell certain Casino Software developed by OGS to persons seeking to establish their own Internet casino Web sites. The Company may also market and sell the OGS Casino Software to customers for purposes unrelated to the Dominican Hosting Facility. In consideration for this license, Intercapital Global will pay OGS 67% of the purchase price for each product sold up to the first 15 products, and 60% for each product sold thereafter. Intercapital Global is entitled to retain 100% of all royalties it collects in connection with sales of OGS Casino Software products. Intercapital Global and OGS have agreed to share in the maintenance responsibilities with respect to the products sold and Intercapital Global will pay 25% of all maintenance payments collected from purchasers to OGS. As additional consideration, the Company has agreed to issue 1,500,000 shares of its Common Stock to OGS in installments over the five year term of the agreement. Either party may terminate the agreement upon 30 days written notice to the other.

         In addition to the OGS Agreement, Intercapital Global has entered into an Information Provider Services Agreement (the "Dominican Services Agreement") dated February 1, 2000 with Caribbean Entertainment International, S.A. ("CEI"). Pursuant to the Dominican Services Agreement, CEI has agreed to install and maintain certain Internet casino game and Web servers necessary to host online casinos for Intercapital Global's software licensees in the Dominican Republic. In order to allow Intercapital Global to license casino gaming software to customers on a turnkey basis, whether supplied by OGS or another software vendor, CEI has agreed to transfer to Intercapital Global ownership of a special purpose entity formed to hold an Internet gaming license issued by the government of the Dominican Republic. This entity will sublicense the right to operate an Internet casino in the Dominican Republic to Intercapital Global's software licensees who therefore will not need to obtain a gaming license directly from the government.

         In consideration for CEI's licensing and hosting services, Intercapital Global has agreed to pay a CEI a one time initial fee of $20,000 and a monthly fee of $10,000 for three casinos plus an additional $2,000 per month for each additional casino hosted. The term of the Dominican Services Agreement is five years.

Recent Developments

         In June 1999, the Company launched an Online Casino geared toward slots players located at www.slotsvegas.com ("Slotsvegas"). Prior to launching, the Company sold a 50% ownership interest and equal profit and loss participation in the Slotsvegas site to Summerhill Gaming Limited, a Bahamian corporation ("SGL"), for $500,000 (paid either in cash to the Company or to certain vendors for obligations incurred by the Company).

         Pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com Inc., a publicly held Canadian company ("Netforfun"), the Company is currently in the process of selling its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to Netforfun for $2,000,000 to be payable as follows:

       . $100,000 in cash upon signing of the purchase agreement (this amount has been paid to the Company as a non-refundable deposit pending ratification of the transaction by Netforfun shareholders);

       . $400,000 in the form of a five year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on July 1, 2000; and

       . $1,500,000 in the form of 15,000,000 shares of Netforfun common stock valued at $0.10 per share.

         As part of the transaction, Intercapital Global has entered into a Software Support Maintenance Agreement with Netforfun pursuant to which Netforfun will pay $15,000 per month for an initial term of one year for Intercapital Global to provide certain maintenance and support services in connection with the Slotsvegas software. Netforfun will operate the Slotsvegas casino through the Company's Dominican Hosting Facility.

         The Purchase Agreement and the sale of Slotsvegas to Netforfun has not been finalized and is subject to ratification by Netforfun shareholders at a special shareholders meeting scheduled for May 23, 2000.

New Products

         The Company has recently established its own portal site located at www.go2total.com which presently offers news, business, sports and entertainment information, as well as free email services. The Company intends to expand the portal site and to generate revenues therefrom by linking it to various retail outlets that offer general products and merchandise such as wine, books, videos, toys and other products.

         In addition, the Company has recently introduced Bingo Blast, a new interactive multi- player game created and licensed by OGS. Bingo Blast is a pari-mutuel style game in which the betters wager against each other and not against the house, thereby lowering the house exposure to zero. The Company conducts several daily bingo sessions in which prizes can be won from both a regular prize pool and from a progressive jackpot comprised of a percentage collected from each card purchased. The Company plans to introduce Lotto Magic, another new pari- mutuel style interactive game licensed from OGS, sometime in 2000.

Technology and Infrastructure

         Technical support, customer service (by email and telephone), and general administrative services for the Online Casinos are provided by the Company's wholly-owned Canadian subsidiary, TE Canada, out of its offices in Montreal, Quebec.

         In addition to enhanced sound and graphics software, the Online Casinos use state-of-the- art casino gaming and sportsbook software licensed from OGS pursuant to four nonexclusive, four year term License Agreements (the "License Agreements"). Under two License Agreements dated April 9, 1999 relating to the sportsbook and certain casino gaming software, as consideration for the licenses granted thereunder, Intercapital Global paid OGS a total of $247,500 on signing. Under the two License Agreements dated June 23, 1999 relating to Bingo Blast and Lotto Magic (which the Company intends to install in future), as consideration for the licenses granted thereunder, Intercapital Global paid OGS a total of $102,500 on signing. The Company is no longer obligated to make royalty payments to OGS under the License Agreements.

         In addition, to support the Dominican Hosting Facility, OGS has granted an exclusive license to Intercapital Global to market and sell certain OGS Casino Software to customers wishing to establish their own online casinos, as well as for other purposes. OGS has agreed to provide certain maintenance and support services in connection with the licensed software.

         Intercapital Global has entered into an Agreement dated August 18, 1998 (the "Processing Agreement") with MPACT Immedia Transaction Services Ltd., a Bermuda company ("MPACT"), pursuant to which MPACT performs various credit card approval and processing services to facilitate Online Casino transactions in return for a weekly fee equal to 5.75% of all approved and settled credit card transactions, subject to a minimum fee of $2,000 per month. The Processing Agreement is terminable by Intercapital Global, with or without cause, on 15 days notice to MPACT. Intercapital Global's obligations to MPACT under the Agreement are personally guaranteed by Sandy J. Masselli, Jr., the Chief Executive Officer of the Company.

         The Company's network is connected to the Internet via redundant high-speed fiber, ensuring multiple backup connections to the Internet. This high performance network infrastructure ensures reliable and responsive game play for the Company's users/players. The system is composed of high speed Dell servers and 3Com networking equipment. Most of the critical system components, such as the game servers and Web servers, are distributed across multiple machines, which protect the gaming service from failures due to malfunctioning equipment. The highly scalable nature of the Company's system design makes provisioning for additional capacity relatively simple. The network monitoring staff tracks the system at all times to maintain constant awareness of the system's operating parameters. New equipment is installed when necessary to compensate for increased activity or anticipated peak demands for popular events.

         The high quality Internet connection at the Company's network facility in The Bahamas is provided by The Bahamas Telephone Company (Batelco) and contributes to responsive game play. Each gaming transaction is stored on an SQL database that is replicated for redundancy and backed up daily to prevent data loss, and the gaming components communicate using 128 bit encryption to protect sensitive data from potential hackers.

         TE Canada, a wholly-owned subsidiary of the Company, was formed on October 15, 1997 in order to provide customer and technical support services to Intercapital Global's Online Casino business.

Distribution and Marketing

         The Company markets its Online Casinos to an international clientele consisting of individuals located throughout the world who are at least 18 years of age and have access to the Internet through a personal computer (and, to a limited extent, through a Web-TV). According to the International Data Corporation, the number of Internet users is projected to grow from 142 million people at the end of 1998 to 502 million people in 2002. In particular, Internet use is expected to undergo significant growth in the Pacific Rim region over the next five years. The Company also recognizes that a substantial amount of business is now conducted over the Internet and that such business is projected to grow significantly over the next few years.

         In order to create an awareness of the Company's existence among individuals in the target markets, the Company intends to focus its marketing efforts primarily on traditional media advertising, online promotions, business development, third-party relationships and social programs. In addition, the Company has established various links at other Internet Web sites which will enable users of the other sites (e.g., Amazon.com) to link up to the Company's Web sites.

         In order to expand its Asian business, the Company recently established the Asian Sites which became operational on June 15, 1999. The Asian Sites are available in Chinese and English and contain various gaming features oriented toward the Asian market.

         In the future, the Company intends to develop online gaming sites and other e-businesses for third parties. The Company anticipates that this strategy will be linked to its overall strategy of expansion by aligning itself with strategic local partners familiar with local laws and customs.

         To keep pace with technological changes and market conditions, the Company intends to update its Web sites on a quarterly basis. Such quarterly updates are expected to include new games and sporting events and new versions of existing games, as well as technological enhancements such as shorter downloading time, improved sound and graphics and broader software compatibility.

Competition

         Given the popularity of the Internet in general and the relatively high profit margins and low overhead associated with the Internet gambling business in particular, especially as compared to traditional physical casinos, the Company faces strong competition in what is expected to be a rapidly growing global industry. The Company is aware of several other companies that currently offer casino gambling services on the Internet similar to those of the Company. Some of the Company's primary competitors include CryptoLogic, Inc., Venturetech Inc., GLC Limited, GoCall Inc., Cybergames Inc., Youbet.com., Internet Casinos Ltd., Wager Net Inc., Casinos of the South Pacific, World Wide Web Casinos and Virtual Vegas. Some of these competitors offer entrepreneurs full software, accounting, marketing and other forms of support to enable such persons to operate their own Internet casino Web sites.

         The barrier to entry to most Internet markets, including the gambling segment, is relatively low making it accessible to a wide number of entities and individuals. In the Internet gaming industry, the required technological and management expertise can be purchased or licensed from existing vendors. Thus, in addition to those known competitors of the Company, several new competitors are likely to emerge in the near future.

         The Company's computer technology for the Online Casinos is characterized by rapid and significant technological change in the computer, software and telecommunication industries. Many entities are engaged in research and development with respect to offering gaming services on the Internet. The Company's competitors may develop technologies and products that are more effective and efficient than the Company's products, and the Company's products may be rendered obsolete by such developments. In addition, other companies with greater technological and financial resources may develop gaming services over the Internet with better capabilities than the Company's.


Patents, Trademarks, Licenses, Royalty Agreements

         As of the date hereof, the Company does not own or otherwise control any patents, copyrights or trademarks. As the Company's research and development efforts progress, the Company will attempt to protect its own proprietary technology by relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and other persons who have access to its proprietary technology. Despite these anticipated protections, other persons may independently develop or obtain access to the Company's technology which would adversely effect the Company's competitive position.

         Through Intercapital Global, the Company has obtained an exclusive worldwide license to market and sell OGS'Casino software to customers seeking to establish their own online casinos. The Company is obligated to share with OGS a portion of the purchase price and maintenance payments paid by these customers. Substantially all of the Company's software technology is licensed from OGS and the Company is dependent upon OGS to maintain the software and keep it up to date. If any of the OGS Casino Software used or licensed by the Company were to become obsolete or outdated, such development could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Government Regulation

General Regulatory Environment

         The Company and its subsidiaries are subject to applicable laws in the jurisdictions in which they operate or offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain Native American territories, have taken the position that Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Pending United States Legislation and Other Existing Laws

         Governments in the United States or other jurisdictions may in the future adopt legislation that restricts or prohibits Internet gambling. After previous similar bills failed to pass in 1998, in November 1999, the United States Senate passed a bill which would prohibit and criminalize Internet gambling (other than certain state regulated industries). A similar bill is currently being considered by the House Judiciary Committee. There can be no assurance as to whether the Senate bill or any similar bill will become law.

         In addition, existing U.S. federal statutes and state laws could be construed to prohibit or restrict gaming through the use of the Internet, and there is a risk that governmental authorities may view the Company as having violated such statutes or laws, notwithstanding the gaming licenses issued to Intercapital Global by the governments of Honduras and the Dominican Republic (pending). Several state Attorney Generals and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies.

         Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against the Company and/or its employees, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company and/or its employees. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

         In addition, as electronic commerce further develops, it may generally be the subject of government regulation. There is also the risk that current laws, which pre-date or are incompatible with Internet electronic commerce, may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

         The Company intends to minimize the potential legal risks by continuing to conduct its Internet business from offshore locations that permit online gaming and by increasing its marketing efforts in Asia and other foreign jurisdictions. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with the Company's Internet gaming business.

Gaming Licenses

         Intercapital Global is the holder of the Company's gaming licenses and the owner and operator of the Online Casino Web sites. Intercapital Global is based in The Bahamas and, through a special purpose subsidiary, is in the process of obtaining an Internet gaming license from the government of the Dominican Republic. Upon receipt of the Dominican Republic gaming license, Intercapital Global intends to relocate its facilities and game servers to the Dominican Republic. Intercapital Global currently holds a gaming license from the government of Honduras pursuant to which it conducts its present Internet casino business.


Research and Development

         In the last two years, the Company (and its predecessors prior to the Merger, as defined below) expended approximately $2,000,000 on research and development activities related to the Online Casinos, including market research and the purchase, testing and evaluation of certain computer hardware and software, some of which is no longer in use by the Company and has been written off. The Company intends to continue its research efforts to develop additional Web sites, new games and sporting events and new versions of existing games, as well as technological enhancements such as shorter downloading time, improved sound and graphics and broader software compatibility. In general, the Company plans to invest in new technologies and casino style games and events that add to the entertainment value of its product and appeal to one or more selected markets. There can be no assurance, however, that the Company will have sufficient funds to carry out its research and development plans.

Employees and Labor Relations

         The Company and its subsidiaries currently have 15 total employees, of which 10 are full time employees, none of whom are represented by labor unions. The Company is not a party to any collective bargaining agreements or labor union contracts, nor has it been subjected to any strikes or employment disruptions in its history.

Business Development

         The Company was incorporated on April 22, 1993 in the State of Indiana under the name Kit Farms Inc. ("Kit"). From 1993 until 1995, Kit engaged in the business of pet food manufacturing and processing. From 1995 until January 1998, Kit was inactive. On January 28, 1998, Mint Energy Corporation, a Delaware corporation ("Mint"), merged with and into Kit, with Kit being the surviving corporation (the "Merger"). Concurrently, Intercapital Global was contributed to Kit by its shareholders, and became a wholly-owned subsidiary of Kit. Mint and Intercapital Global had the same beneficial owners (the "beneficial owners") at the date of the Merger. After the Merger, Kit changed its name to the present name of the Company and in September 1998, the Company commenced its present Internet casino business.

         The Merger was effected pursuant to the terms of a Merger Agreement dated November 17, 1997 entered into between Mint and Kit, as amended by the First Amendment thereto dated January 15, 1998, and as further amended by certain oral agreements in February 1998 (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, the shareholders of Mint and Intercapital Global received approximately 104.8 million shares of Common Stock (the "Merger Shares") with a negotiated value of $2 million in consideration for entering into the Merger. Through the Merger, the shareholders and management of Mint acquired control over the Company as the surviving entity.

         Prior to the Merger, Mint owned certain Internet casino hardware and software through its two wholly-owned subsidiaries, Online Software, Inc., a Delaware corporation ("OSI"), and Online Casinos, Inc. a Delaware corporation ("OCI"), and Intercapital Global owned a gaming license issued by the government of Honduras. From 1996 through the date of the Merger, the beneficial owners of these entities advanced approximately $2 million which are reflected as capital contributions to such entities to fund expenditures relating to research and development of the online gaming business and software. As a result of the Merger, OSI and OCI became wholly-owned subsidiaries of the Company and were later merged with and into the Company with the Company surviving.

         Intercapital Global was organized in October 1993 as an offshore private investment fund, and, from time to time, conducted certain investment activities not related to the casino business on behalf of its beneficial owners. The Merger Shares were issued to the beneficial owners of Mint and Intercapital Global, in consideration for entering into the Merger; however, to reduce the Company's public float, among other reasons, the beneficial owners returned 57 million of the Merger Shares to the Company for cancellation. In exchange for the returned shares, the Company issued to Intercapital Global, as agent for the beneficial owners, options to acquire 57 million additional shares of Common Stock at an exercise price of $0.1875 per share expiring on February 3, 2006 (the "Global Options"). The balance of 47.8 million Merger Shares was subsequently distributed by Intercapital Global, as agent, to the beneficial owners, which shares, together with the Global Options, were treated as consideration for the Merger.

         Pursuant to the Merger and concurrent contribution of its shares to Kit, Intercapital Global became a wholly-owned subsidiary of the Company (and operator of the Company's Online Casinos) and the Global Options were transferred to Intercapital Asset Management Limited ("ICAM"), a Bahamian corporation controlled by Sandy J. Masselli, Jr., the Chief Executive Officer of the Company. ICAM holds the Global Options for the beneficial owners.

ITEM 2.  DESCRIPTION OF PROPERTY

         The corporate headquarters and principal executive office of the Company is located at 1411 Peel Street, Suite 500, Montreal, Quebec, Canada H3A 1S5. This facility houses TE Canada's technical, marketing, customer support and administrative operations. TE Canada leases approximately 3,057 square feet of office space at these premises pursuant to a five year lease which commenced August 1, 1999 and expires on July 31, 2004. The monthly rent is approximately US$6.50 per square foot in years one and two, approximately US$7.10 per square foot in year three and approximately $US7.50 per square foot in years four and five. In addition to the rent, TE Canada is obligated to pay its proportionate share of operating costs and taxes relating to the leased property.

         Intercapital Global leases approximately 250 square feet of office space at Devonshire House, Queen Street, Nassau, The Bahamas, pursuant to a ten month lease expiring on May 31, 2000. The monthly rent is US$700. This facility houses certain hardware and administrative systems and is the location of Intercapital Global's game servers.

         The Company believes that its leased properties are in good condition, are well maintained and are adequate for the Company's current and immediately foreseeable operating needs. Neither the Company nor its subsidiaries have any policies regarding investments in real estate, securities, or other forms of property.

ITEM 3.  LEGAL PROCEEDINGS

         On October 11, 1999, the Company filed a demand for arbitration (the "Statement of Claim") with the American Arbitration Association in Chicago, Illinois (the "AAA Action") against Robert W. Knoblock, Carole Knoblock and Jille Knoblock (collectively, the "Respondents"), the officers, directors and/or principal shareholders of Kit, predecessor to the Company. Specifically, the Company and another claimant (the "Claimants") allege that in connection with the January 1998 reverse merger between Kit and Mint, the Respondents breached certain representations and warranties they made in connection with the outstanding number of shares and/or fraudulently misrepresented the outstanding number of shares of Kit. The Claimants are seeking damages of $2,700,000 plus interest, costs and attorney fees.

         On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection their defense of the AAA Action, on December 8, 1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana ( the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5.5 million arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company believes the claims asserted in the State Court Action are subject to the mandatory arbitration provisions in the Merger Agreement and, therefore, intends to seek dismissal of the State Court Action on that basis. In any event, the Company intends to vigorously defend itself and believes it has a number of valid defenses to the Respondents' claims, whether such claims are asserted in the AAA Action or the State Court Action.

         On May 4, 1999, Intersphere Communications Ltd.("Intersphere"), a former software vendor of the Company, brought an action against the Company in the Superior Court of Montreal for alleged violations of the licensing agreement between the Company and Intersphere and various alleged copyright infringements. The case was recently settled out of court and all claims against the Company have been dismissed in consideration for a payment by the Company to Intersphere of $10,000 and the transfer of certain domain names to Intersphere.

         In addition to the foregoing, the Company is involved from time to time in various claims and lawsuits in the ordinary course of business, none of which is expected, either singly, or in the aggregate, to have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

         The Company's Common Stock is currently traded on the OTC bulletin board market maintained by Nasdaq under the symbol TTLN. The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for the periods indicated (as reported by Nasdaq). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:



                                                                High       Low
                                                               ------     -----

     Fiscal Year Ended December 31, 1998 .                      $0.47      $0.02


     The bid information for 1998 is only available on an annual basis and not for each quarter due to the lack of trading activity in the Company's (and its predecessor's) Common Stock during that year.


                                                                High        Low
                                                               ------      -----
     Fiscal Year Ended December 31, 1999
         First Quarter......................................    $2.25      $0.47
         Second Quarter.....................................     1.62       0.44
         Third Quarter......................................     0.68       0.35
         Fourth Quarter.....................................     0.95       0.25

Security Holders and Dividends

         As of March 27, 2000, there were approximately 115 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

Recent Sales of Unregistered Securities

         Pursuant to an agreement with Summerhill Gaming Limited ("SGL"), the Company recently converted $518,083 in outstanding debt to SGL into 1,671,235 shares of Common Stock. The conversion is effective as of December 31, 1999 and is based on the market price of $0.31 per share of the Company's Common Stock at such date. Based on representations from SGL that it is an accredited investor and a sophisticated investor, and on other factors such as restricted stock legends and access by SGL to Company information, the issuance of Common Stock to SGL did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains forward-looking statements that involve risks, uncertainties and assumptions such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this document. The actual results, levels of activity, performance, achievements and prospects could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed elsewhere in this Form 10-KSB.

Overview

         From 1996 through August 1998, we were considered a development stage company. Our primary activities were conducted through the OSI and OCI subsidiaries of Mint., and consisted of the following:

                .  Developing our business model;

                .  Market research and analysis;

                .  Purchasing, testing and evaluating software, hardware and other related technologies;

                .  Recruiting and training employees;

                . Initial planning and development of our initial Web site, known as www.theonlineCasino.com.

                .  Developing our information systems infrastructure; and

                .  Establishing finance and administrative functions.

         On September 12, 1998, we launched the www.theonlinecasino.com Web site and began generating revenues.

         In the fiscal year ended December 31, 1999, we continued these initial activities and also focused on:

                .  Increasing marketing activities;

                .  Launching new online gaming Web sites;

                .  Implementing improved gaming software licensed from OGS
                           (f/k/a/ Atlantic Entertainment International, Ltd.);

                .  Improving the functionality and appearance of the Web sites;
                           and

                .  Enhancing our financial, infrastructure and administrative capabilities.

         We intend to continue to increase our marketing and administrative activities, and to increase other operating expense as required to build our business. In the first quarter of 2000, we focused our activites on the following:
                .  Developing our turnkey solution business model for persons who wish to enter the online gaming industry through ownership of their own online casino;

                .  Establishing a Marketing and License Agreement with OGS to provide software, maintenance and techical support;

                .  Establishing an Information Provider Services Agreement
               with CEI;

                .  Investigating other complementary product opportnities;
               and

                .  Increasing traffic and awareness of our existing Online
               Casinos.

         We have incurred significant losses and negative cash flows from operations in every fiscal period since inception due to the initial research, technology infrastructure development and starting of our business. Our revenues have not been sufficient to cover our expenses to date. In order to significantly increase revenues we will be required to incur significant advertising and promotional expenses. We anticipate additional revenues to occur in the fall and winter months, when wagering on professional and college football and, to a lesser extent basketball, and internet gaming activities as a whole, are expected to be at their highest levels. In anticipation of an expansion of our operations, we have recently employed additional management personnel. We intend to employ additional personnel in such areas as sales, technical support and finance. These actual and proposed increases in personnel will significantly increase our selling, general and administrative expenses.

         Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues, and we may never achieve profitable operations. Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, including the seasonal effects of the sportsbook operation, many of which are outside our control.

Results of Operations

         Revenues. Net revenues in the year ended December 31, 1999 were approximately $581,000, while in the year ended December 31, 1998, revenues were approximately $170,000. We had no revenue prior to the launch of our Web site in September 1998. Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. Revenues from the sportsbook operations were approximately $189,000 and $84,000 for the years ended December 31, 1999 and December 31, 1998, respectively. Substantially all of the 1999 sportsbook revenues occurred in the first and fourth quarters of 1999 when both gross volume and the hold (net winnings percentage by the Company) were higher than in subsequent quarters. The hold on baseball games in the summer months is typically less than the hold for football games. Revenues from the casino operations were approximately $350,000 and $86,000 for the years ended December 31, 1999 and December 31, 1998, respectively. The volume of wagering was significantly higher in the first quarter of 1999, due principally to the seasonal effect of online activity, which typically increases in the winter months. The increased volume typically causes the hold to increase. During the summer months both the amount wagered and the hold decreased consistent with lower internet usage as a whole and the conversion to new gaming software, which caused our website to be unavailable during May 1999. The launch of the three Asian oriented Web sites in June 1999 did not have a significant impact on revenue during the year ended December 31, 1999. Other revenues, including recognition of deferred income on slotsvegas.com, amounted to $ 42,000 in 1999. The launch of the Slotvegas Web site in June 1999 did not have a significant impact on revenue during the year ended December 31, 1999.

         Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, telecommunications and credit card processing fees and internet service provider costs. Cost incurred from September 12, 1998 (the launch date of our first Online Casino) to December 31, 1998 were $165.000. For the year ended December 31, 1999 such cost amounted to $369,000, reflecting a full year of activity and the addition of several Online Casinos.

         Research and Development Expenses. Research and Development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses in the years ended December 31, 1999 and 1998 were approximately $66,000 and $115,000, respectively.

         General and Administrative Expenses. General and administrative expenses consist primarily of salary costs and administrative functions as well as professional service fees. Total general and administrative expenses for the years ended December 31, 1999 and December 31,1998 were approximately $1,271,000 and $340,000, respectively. This increase was primarily the result of hiring additional employees, and building brand awareness and professional fees. Advertising costs amounted to $212,000 and $24,000 for the years ended
December 31, 1999 and December 31, 1998, respectively. The increase is a result of aggressive promotional campaigns. Professional fees increased from $54,000 in 1998 to $188,000 in 1999 reflecting the cost of filing the Company's Form 10-SB and litigation costs.

         Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computer and telecommunications equipment. Total depreciation and amortization expense was approximately $64,000 and $6,000 for the years ended December 31, 1999 and December 31, 1998, respectively. The increase reflects both higher volumes of equipment owned and a full year of depreciation in 1999.

         Income Taxes. We have incurred net losses for each period since inception. Since we have not yet filed our 1996 through 1998 tax returns for Mint and affiliates and Total Entertainment Inc., losses generated in prior years may not be available. We are expecting to file such tax returns in the near future, which could yield approximately $2,000,000 of net operating loss carry forwards and deferred expenses as of December 31, 1999 for United States federal income tax purposes, which will expire in the year 2018. Due to the uncertainty of obtaining such benefits and of future profitability, a valuation allowance equal to the deferred tax assets has been recorded. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit the future annual realization of the tax net operating loss carry forwards under Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, and have a deficiency in working capital of approximately $878,000 and $260,000 for the years ended December 31, 1999 and December 31, 1998, respectively. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officer's salaries, advances made by affiliates and advances made by SGL (through the sale of a 50% ownership interest in the Slotsvegas site and the working capital loan agreement).

         Net cash (used in) provided by operating activities was approximately $(394,000) and $8,000 for the years ended December 31, 1999 and December 31, 1998, respectively. In May 1999, we entered an agreement with SGL for the sale of a 50% interest in our Slotsvegas Web site. SGL paid $150,000 in cash to the Company and $350,000 of obligations to vendors on behalf of the Company. The total consideration of $500,000 was recorded as deferred income. SGL has also loaned us $503,000 through December 31, 1999 in the form of an aggregate of $198,000 of payments to vendors on behalf of the Company and $305,000 in cash paid to the Company.

         Pursuant to an agreement with SGL, the Company recently converted $518,083 in outstanding debt to SGL (including all amounts owing under the working capital loan agreement) into 1,671,235 shares of Common Stock. The conversion is effective as of December 31, 1999 and is based on the quoted price of $0.31 per share of the Company's Common Stock at such date.

         Our material capital commitments consist of obligations under facilities and operating leases. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate devoting additional resources to building the strength of our brand name, through increased marketing and sales efforts.

         We may seek additional funding through public or private financing or other arrangements. Adequate funds may not be available when needed or may not be available on terms acceptable to us. If additional funds are raised by issuing equity securities, dilution to existing stockholders could result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure for the two most recent fiscal years.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

         The Company's officers and directors are as follows:

         Name                      Age        Position(s)

Sandy J. Masselli, Jr.             37         Chairman of the Board, Chief
                                              Executive Officer and Secretary
Mitchell Brown                     34         Director, President and Chief
                                              Operating Officer
T. R. Anthony Malcom               65         Director
Robert D. Bonnell                  54         Director
Gala Tse                           41         Director
Richard B. Davis                   53         Director

Terms of Directors

         Mr. Masselli and Mr. Brown have served as directors of the Company since January 21,

1998. Mr. Bonnell, Mr. Malcom, Ms. Tse and Mr. Davis have served as directors of the Company since September 30, 1998. The directors of the Company serve as such until the next annual meeting of stockholders and until their successors are elected and qualified.

Business Experience of Directors and Executive Officers

         Sandy J. Masselli, Jr. has served as the Chairman of the Board, Chief Executive Officer, Secretary and a Director of the Company since January 1998. From May 1990 to the present, Mr. Masselli has served as Managing Director of Intercapital Asset Management Company, Inc., an investment advisory company, where he has been responsible for the selection and monitoring of investments as well as merchant banking activities. From May 1981 until May 1990, Mr. Masselli worked as a Vice President or Senior Vice President at several major securities and brokerage firms, including Prudential Securities, Inc, Drexel Burnham Lambert, Inc., Shearson Lehman Hutton, Inc. and Merrill Lynch Pierce Fenner & Smith, Inc. He holds a Bachelor of Arts degree in Political Science from Monmouth College and a Juris Doctor from LaSalle University.

         Mitchell Brown has served as the President, Chief Operating Officer and a Director of the Company since January 1998. He has over 10 years experience in the sales and marketing industry. From January 1990 to December 1997, Mr. Brown worked as a sales representative at Feldman Associates where his responsibilities included the sale of licensed and generic toys, candy, seasonal and novelty products. Mr Brown holds a Bachelor of Science degree in Business Administration from Monmouth University.

         T. R. Anthony Malcolm has served as a Director of the Company since September 30, 1998. He is a Barrister and Solicitor by profession since 1958. He is admitted to the Bar in Quebec, Ontario and British Columbia, Canada. He was a partner at the Canadian law firm of Foster, Leggat, Colby, Rioux & Malcolm from 1966 to 1969. In 1969, he became special counsel to the law firm of Chauvin & Venne where he was responsible for arranging corporate acquisitions, mergers and disposals throughout Canada, the United States and abroad for the North American Trust Company. In 1971, Mr. Malcolm left Chauvin & Venne and entered the private practice of law and maintains offices in Quebec and Ontario, Canada where he continues to practice in such capacity. Mr. Malcolm has been appointed Deputy Municipal Judge in Montreal West; legal advisor to and administrator for the Quebec Rental Board; and President of the Provincial Arbitration Commission for the Town of Mount Royal.

         Robert D. Bonnell has served as a Director of the Company since September 30, 1998. He has over 24 years experience in the marketing and public relations industries. From 1992 to the present, Mr. Bonnell has served as Chairman and Chief Executive Officer of Skiff Lake Holdings Limited, a private holding company with positions in real estate, investments and trusts. During this period, he also served as Chairman of Communicer, an international company specializing in corporate communications and advice in connection with mergers and acquisitions. Previously, Mr. Bonnell worked as Managing Director and in other senior positions for Public & Industrial Relations, Canada's largest public relations firm. In addition, Mr. Bonnell has in the past served as a director of several other companies, including Windsor Investments S.A. in Luxemburg, Tudor Deutche International and Windsor Energy Corporation in Tulsa, Oklahoma (which position he currently holds). He holds a Bachelor of Arts (Honors) degree in Political Science and Economics from Ricker College, University of New Brunswick.

         Gala Tse has served as a Director of the Company since September 30, 1998. She has extensive experience in marketing and distributing products in Asia. From 1995 to 1997, she was the Director of Business Development for Hasbro Toys Asia. From 1991 to 1995, Ms. Tse worked as an independent distributor or "Blue Diamond Executive" based in Hong Kong for NuSkin International, a multilevel marketing company. From 1990 to 1991, she was a Director of Royal Company Ltd., a Japanese toy company, responsible for setting up their Hong Kong office for the purpose of manufacturing toys in China for export throughout South East Asia. Since 1997, Ms. Tse has been raising a family. She holds a Bachelor of Science degree from McGill University in Montreal.

         Richard B. Davis has served as a Director of the Company since September 30, 1998. He is a Certified Public Accountant licensed to practice in New York and New Jersey. From 1976 to the present, Mr. Davis has been engaged in the private practice of accounting, providing services to many companies and individuals. Prior to that time, Mr. Davis spent many years working in the tax and other departments at several major accounting firms, including Peat Marwick, Mitchell & Co. and Touche Ross & Co. Mr. Davis is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree from City College of New York.

Significant Employees

         Vance P. Hein has been a Vice President of the Company since April 1, 1999 with responsibility for network administration. Mr. Hein has extensive experience with computer network administration and information and security systems management. From 1997 to 1998, Mr. Hein worked as Network Administrator for Intersphere Communications Ltd., a gaming software developer located in Plymouth Meeting, Pennsylvania, where he was responsible for the company's network, Web server and security system for user accounts. From 1992 to 1997, Mr. Hein was employed as Information Systems Manager by CVP Communications in West Chester, Pennsylvania where he was responsible for all computer operations, desktop support and software installation. In addition, from 1976 to 1984, Mr Hein served in the U.S. Navy where he had responsibilities in the broadcast network and shipboard communication areas. Mr Hein has his MCSE Certification and holds an MFA degree in Film & Television Production/Information Technology from the University of Southern California, Los Angeles, as well as a B.S. degree in Secondary Education from Clarion University.

Family Relationships

         There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

Involvement in Certain Legal Proceedings

         The Company is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, promoter or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the aggregate compensation paid to the Company's Chief Executive Officer. There were no other executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 1999:

                          SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                                                  Compensation

                            Annual Compensation                    Awards                  Payouts

                                                                                Securities
                                                                                Underlying      All Other
Name and Principal    Position(s)  Year      Salary ($)    Bonus ($)   Other ($)    Options      Compensation
-------------------------------------------------------------------------------------------------------------
Sandy J. Masselli, Jr./1/    1999    100,0002/2/     0            0           0                  0
Chairman of the Board        1998    100,0002/2/     0            0      63,250,0003/3/          0
and Chief Executive Officer


1. Mr. Masselli became Chief Executive Officer of the Company as of January 23, 1998 as part of the Merger.

2.     See Deferred Compensation Arrangements below.


3. This amount consists of (i) 3,000,000 common stock options issued to Mr. Masselli, (ii) 2,500,000 common stock options issued to Mr. Masselli's brother, Joseph H. Masselli, with respect to which Mr. Masselli is in a position to exercise voting and investment power, (iii) 750,000 common stock options issued to Mr. Masselli's brother, John J. Masselli, with respect to which Mr. Masselli is in a position to exercise voting and investment power, and (iv) 57,000,000 common stock options (the "ICAM Options") held by Intercapital Asset Management Limited, a Bahamian corporation ("ICAM"), with respect to which Mr. Masselli is in a position to exercise voting and investment power. All of the 63,250,000 common stock options referred to in clauses (i), (ii) (iii) and (iv) above are exercisable at any time at $0.1875 per share and expire on February 3, 2006. The exercise price was equal to the fair market value of the Company's Common Stock at the time of issuance of the options.

Stock Options

         No stock options were granted or exercised during 1999 to or by any of the Company's named executive officers.

Long-Term Incentive Plans

         The Company made no awards to the named executive officers under any long-term incentive plan in 1999.

Compensation of Directors

         Directors of the Company do not receive any stated salary or other compensation for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee and expenses of attendance may be allowed for attendance at each meeting. Directors of the Company may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.

Deferred Compensation Arrangements

         Mr. Masselli, together with certain other senior officers of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company. The total amount of deferred officer salaries for 1999 and 1998 was approximately $540,000 and $200,000, respectively.

Employment Agreements

         The Company is not a party to any employment or consulting agreement with any named executive officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following tables set forth certain information regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table set forth in Item 10 -- "EXECUTIVE COMPENSATION", and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of such persons is 1411 Peel Street, Suite 500, Montreal, Quebec, Canada H3A 1S5.

                                      Number of Shares
                                      of Common Stock
Name and Address of Beneficial Owner  Beneficially Owned/1/  Percent of Class/2/
-----------------------------------   ---------------------  -------------------

Sandy J. Masselli, Jr.                   73,250,000/3/                   60.7
Mitchell Brown                            3,500,000/4/                   5.8
Robert D. Bonnell                         2,350,000/5/                   4.0
T. R. Anthony Malcom                        250,000/6/                    .4
Gala Tse                                    250,000/7/                    .4
Richard B. Davis                            250,000/8/                    .4
Robert and Carole Knoblock                   4,140,000                   7.2
    294 South 200 W
    Valparaiso, Indiana 46383
Intercapital Asset Management Limited    57,000,000/9/                  49.8
    c/o The Royal Bank of Scotland
    Shirley & Charlotte Street
    Nassau, The Bahamas
All directors and executive officers       79,500,000                   71.7
as a group (first 6 persons)


1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

2. With respect to optionholders, the calculation of percentage ownership assumes the exercise of the relevant option or options beneficially owned by the holder but not by other optionholders.

3. This amount consists of (i) 10,000,000 shares of Common Stock held, directly or indirectly, by Mr. Masselli's family and relatives, with respect to which Mr. Masselli is in a position to exercise voting and investment power,
(ii) 3,000,000 common stock options issued to Mr. Masselli, (iii) 2,500,000 common stock options issued to Mr. Masselli's brother, Joseph H. Masselli, with respect to which Mr. Masselli is in a position to exercise voting and investment power, (iv) 750,000 common stock options issued to Mr. Masselli's brother, John
J. Masselli, with respect to which Mr. Masselli is in a position to exercise voting and investment power and (v) 57,000,000 common stock options (the "Global Options") held by Intercapital Asset Management Limited, a Bahamian corporation ("ICAM") as transferee from Intercapital Global, with respect to which Mr. Masselli is in a position to exercise voting and investment power. All of the 63,250,000 common stock options referred to in clauses (ii), (iii), (iv) and (v) above are exercisable at any time at $0.1875 per share and expire on February 3, 2006. ICAM is also listed in the table as an additional beneficial owner of the ICAM Options.

4. 2,500,000 of this amount consists of common stock options issued to Mr. Brown. The options are exercisable at any time at $0.1875 per share and expire on February 3, 2006.

5. 2,000,000 of this amount consists of common stock options issued to Mr. Bonnell. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006. Of the remaining 350,000 shares beneficially owned by Mr. Bonnell, 170,000 are held directly and 180,000 are held through a family holding company of which Mr. Bonnell is the Chairman and CEO.

6. This amount consists of 250,000 common stock options issued to Mr. Malcom. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006.

7. This amount consists of 250,000 common stock options issued to Ms. Tse. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006.

8. This amount consists of 250,000 common stock options issued to Mr. Davis. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006.

9. This amount consists of the 57,000,000 Global Options issued to Intercapital Global as an agent for the beneficial owners of Mint and Intercapital Global. The Global Options were subsequently transferred by Intercapital Global to ICAM. The Global Options are exercisable at any time at $0.1875 per share and expire on February 3, 2006. Sandy J. Masselli, Jr. is also listed in the table as an additional beneficial owner of the Global Options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Intercapital Global Transactions

       Prior to the January 1998 Merger between Kit and Mint in which the Company was the surviving entity, Sandy J. Masselli, Jr., Chief Executive Officer of the Company, had voting and investment control over all of Intercapital Global's assets and outstanding shares of capital stock. Concurrent with the Merger, Intercapital Global was contributed to the Company. At the time of the Merger, the beneficial owners of Mint and Intercapital Global were identical. Pursuant to the Merger Agreement, Intercapital Global, in its role as agent for the beneficial owners, received certain shares of Common Stock and options which it subsequently distributed to or for the benefit of the beneficial owners. See PART I--ITEM 1-- "DESCRIPTION OF BUSINESS--Business Development".

Personal Guaranty of MPACT Agreement

       Intercapital Global has entered into an Agreement dated August 18, 1998 (the "Processing Agreement") with MPACT Immedia Transaction Services Ltd., a Bermuda company ("MPACT"), pursuant to which MPACT performs various credit card approval and processing services to facilitate Online Casino transactions in return for a weekly fee equal to 5.75% of all approved and settled credit card transactions, subject to a minimum fee of $2,000 per month. The Processing Agreement is terminable by Intercapital Global, with or without cause, on 15 days notice to MPACT. Intercapital Global's obligations to IMPACT under the Agreement are personally guaranteed by Sandy J. Masselli, Jr., the Chief Executive Officer of the Company.

Other

         From time to time, certain officers and directors of the Company have directly paid certain Company expenses. Such transactions have been recorded in the Company's books as due to officers, and do not bear interest. There are no scheduled terms of repayment of such amounts.

         From 1996 to 1998, Mint and its subsidiaries (predecessor of the Company) had expenses, principally for computer programming services, that included approximately $65,000 paid to entities controlled by certain officers of the Company. During this period, Mint also received advances which are reflected as capital contributions in the amount of approximately $2,000,000 from the beneficial owners. See PART I--ITEM 1--"DESCRIPTION OF BUSINESS--Business Development."

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) Financial Statements

                  - Report of Independent Accountants

                  - Consolidated Balance Sheets

                  - Consolidated Statement of Operations

                  - Consolidated Statement of Stockholders' Equity (Defiency)

                  - Consolidated Statement of Cash Flows

                  - Notes to Consolidated Financial Statements

         (b) Exhibits


         3.1         Certificate of Incorporation and amendments*
         3.2         Bylaws*
        10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*
        10.2 License Agreements dated April 9, 1999 and June 23, 1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*
        10.3 Amended and Restated Purchase Agreement dated May 5, 1999 between Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*
        10.4 Agreement dated August 18, 1998 between Intercapital Global Fund, Ltd. and MPACT Immedia Transaction Services Ltd.*

        10.5         Equipment Lease Agreement dated August 18, 1999 between
                     Total Entertainment Canada, Ltd. (formerly Intercapital
                     Canada Ltd.) and Dell Financial Services Canada Limited*
        10.6         Lease Agreement dated June 22, 1999 between Marine
                     Properties Ltd., as Landlord, and Total Entertainment
                     Canada, Ltd. (formerly Intercapital Canada Ltd.), as
                     Tenant*
        10.7         Lease Agreement dated July 30, 1999 between Devonshire
                     House, Ltd., as Landlord, and Intercapital Global Fund,
                     Ltd., as Tenant*
        10.8         Revolving Credit Note dated May 5, 1999 payable to
                     Summerhill Gaming Limited*
        10.9         Marketing and License Agreement dated January 14, 2000
                     between Intercapital Global and Online Gaming Systems, Ltd.
        10.10        Information Services Provider Agreement dated February 1,
                     2000 between Intercapital Global and Caribbean
                     Entertainment International, S.A.
        10.11        Purchase Agreement dated March 1, 2000 between Intecapital
                     Global and Netforfun.com Inc., and related Software Support
                     Maintenance Agreement
        10.12        Agreement with Summerhill Gaming Limited dated March 24,
                     2000 regarding debt to equity conversion
          27         Financial Data Schedule

* Incorporated by reference from the Company's Form 10-SB Registration Statement dated December 14,1999.

     (c) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                    I N D E X


                                                                Page
                                                                ----


Report of Independent Certified Public Accountants               F-2


Financial Statements

  Consolidated Balance Sheets                                    F-3

  Consolidated Statements of Operations                          F-4

  Consolidated Statement of Stockholders' Equity (Deficiency)    F-5

  Consolidated Statements of Cash Flows                          F-6

  Notes to Consolidated Financial Statements                  F-7 - F-24

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
 Total Entertainment Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Total Entertainment Inc. (an Indiana corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,191,000 during the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $878,000 and its total liabilities exceeded its total assets by $780,000. There are also significant legislative risks and uncertainties regarding on-line casino operations. In addition, the Company is involved in litigation as described in Note D-4. Although the Company's management believes it has meritorious defenses, there can be no assurance that the Company will prevail. If the Company does not prevail, it may have a material adverse impact on the financial condition of the Company. These factors, among others, as discussed in Note A-3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A-3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP
GRANT THORNTON LLP

Edison, New Jersey
March 15, 2000

                   Total Entertainment Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                        December     December
                                                        31, 1998     31, 1999
                                                      -----------   -----------
ASSETS

Current assets
 Cash                                                 $    30,390   $    23,865
 Accounts receivable - MPACT                               54,802        73,289
 Prepaid expense and other                                 16,241             -
                                                      -----------   -----------
     Total current assets                                 101,433        97,154

Property and equipment
 Computer equipment                                        83,019       302,862
 Furniture and fixtures                                         -        30,683
                                                      -----------   -----------
                                                           83,019       333,545
 Less accumulated depreciation                              6,226        70,150
                                                      -----------   -----------
                                                           76,793       263,395

Deferred licensing fees                                    50,708       308,037
Other assets                                               25,001        28,657
                                                      -----------   -----------
                                                      $   253,935   $   697,243
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
 Accounts payable and accrued liabilities             $    83,892   $   163,271
 Customer account deposits                                 51,860       201,457
 Current maturities of capital lease obligations                -        24,838
 Deferred compensation                                    200,000       540,000
 Due to directors and stockholders                         25,760        45,566
                                                      -----------   -----------
     Total current liabilities                            361,512       975,132

Capital lease obligations, less current maturities              -        37,639

Deferred income                                                 -       464,682

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficiency)
 Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and
   outstanding, 55,717,208 shares at December 31,
   1998 and 57,388,443 shares at December 31, 1999         55,717        57,388
 Additional paid-in capital                             1,944,283     2,460,695
 Accumulated deficit                                   (2,107,577)   (3,298,293)
                                                      -----------   -----------

                                                         (107,577)     (780,210)
                                                      -----------   -----------

                                                      $   253,935   $   697,243
                                                      ===========   ===========


The accompanying notes are an integral part of these financial statements.

                   Total Entertainment Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,






                                                     1998           1999
                                                 -----------    -----------
Gaming revenues, net                             $   169,993    $   581,543
                                                 -----------    -----------

Costs and expenses
 Cost of operations                                  165,208        369,112
 Research and development                            114,600         66,395
 Selling, general and administrative                 340,545      1,271,222
 Merger expenses                                     145,000              -
 Depreciation and amortization                         6,226         63,924
                                                 -----------    -----------
                                                     771,579      1,770,653
                                                 -----------    -----------
     Loss before provision for
         income taxes                               (601,586)    (1,189,110)

Provision for income taxes                             3,900          1,606
                                                 -----------    -----------
     NET LOSS                                    $  (605,486)   $(1,190,716)
                                                 ===========    ===========
Basic and diluted loss per common share                $(.01)         $(.02)
                                                 ===========    ===========
Weighted-average shares outstanding
 used in computing basic and diluted
 loss per common share                            60,566,954     55,721,775
                                                 ===========    ===========


The accompanying notes are an integral part of these statements.

                   Total Entertainment Inc. and Subsidiaries

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Years ended December 31, 1999 and 1998



                                                            Common stock
                                                           $.001 par value      Additional                      Total
                                                      ------------------------   paid-in    Accumulated     stockholders'
                                                         Shares        Amount    capital      deficit    equity (deficiency)
                                                      -----------    ---------  ----------  -----------  -------------------
Balance, December 31, 1997                                                                  $(1,502,091)      $(1,502,091)

Net loss for the year                                                                          (605,486)         (605,486)
Recapitalization of no par common stock of Mint
 Energy into $.001 par value common stock of Kit
 Farms Inc.                                            112,717,208   $112,717   $1,887,283                      2,000,000
Cancellation of shares exchanged for options           (57,000,000)   (57,000)      57,000                              -
                                                       -----------   --------   ----------  -----------       -----------
Balance, December 31, 1998                              55,717,208     55,717    1,944,283   (2,107,577)         (107,577)

Conversion of SGL advances and other amounts
 due to common stock                                     1,671,235      1,671      516,412                        518,083
Net loss for the year ended December 31, 1999                                                (1,190,716)       (1,190,716)
                                                       -----------   --------   ----------  -----------       -----------
Balance, December 31, 1999                             57,388,443   $ 57,388   $2,460,695  $(3,298,293)       $  (780,210)
                                                       ===========   ========   ==========  ===========       ===========



The accompanying notes are an integral part of this financial statement.

                   Total Entertainment Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                            1998        1999
                                                         ----------- ----------
Cash flows from operating activities
 Net loss                                                $(605,486)  $(1,190,716)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Amortization of deferrred licensing fees               70,992        94,714
     Depreciation and amortization                           6,226        63,924
     Merger expense                                        145,000            --
     Expenditures paid by directors, stockholders
      and others                                           172,876        69,456
     Deferred income recognized                                  -       (35,318)
        Deferred compensation                              200,000       340,000
     Interest accrued on loans from and net profit
      allocated to SGL (Note G)                                           15,125
     Increase (decrease) in cash from changes in
      operating assets and liabilities
        Accounts receivable                                (54,802)      (18,487)
        Prepaid expense and other                          (16,241)       43,741
        Deferred licensing fees                            (21,700)       (2,041)
        Other assets                                       (25,000)       (3,656)
        Accounts payable and accrued liabilities           135,752        79,379
        Customer account deposits                               -       149,597
                                                         ---------      --------
          Net cash provided by (used in)
              operating activities                           7,617      (394,282)
                                                         ---------      --------
Cash flows from investing activities
 Purchase of property and equipment                         (2,987)      (77,323)
    Cash proceeds from transfer of 50%
     interest in Slolsvegas                                      -       150,000
                                                         ---------      --------
          Net cash (used in) provided by
           investing activities                             (2,987)       72,677
                                                         ---------      --------
Cash flows from financing activities
 Principal payments capital leases                               -        (9,726)
 Increase in due to directors and stockholders              25,760        19,806
 Proceeds from SGL working capital loan                                  305,000
                                                         ---------      --------
          Net cash provided by financing activities         25,760       315,080
                                                         ---------      --------
          NET INCREASE (DECREASE)
              IN CASH                                       30,390        (6,525)

Cash at beginning of period                                      -        30,390
                                                         ---------      --------
Cash at end of period                                    $  30,390   $    23,865
                                                         =========   ===========



See Note G for supplementary cash flow information.
---------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                   Total Entertainment Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1999



NOTE A - BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

  1.  Business

     Total Entertainment Inc., formerly known as Kit Farms Inc. (the "Company"), incorporated in the state of Indiana, has three wholly-owned subsidiaries, Intercapital Global Fund Ltd. ("Intercapital Global"), an Antiguan company, Intercapital Canada Ltd. ("Intercapital Canada"), incorporated in the Province of Quebec, and Total Entertainment (Delaware) Inc., an inactive Delaware company.

     The Company offers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet located at

     www.theonlinecasino.com, www.slotsvegas.com, www.bingoonthenet.com, as well
     -----------------------  ------------------  ---------------------
     as other sites.

     Intercapital Global, the operating company, owns a gaming license issued by the Government of Honduras and the Dominican Republic (pending), and several Internet web sites. It utilizes software for the gaming and sportsbook operations under licenses from Atlantic Entertainment International Inc. ("Atlantic"), an independent software developer. Intercapital Global accepts wagers via the Internet through an E-commerce credit card processing agreement with MPACT Immedia Transaction Services Ltd. ("MPACT").

     Intercapital Canada provides Intercapital Global with technical and customer support and administrative services.

     From the incorporation date of Mint Energy Corporation, a Delaware corporation, and its subsidiaries ("Mint Energy"), September 17, 1996 through August 31, 1998, the Company was in the development stage. The Company launched its www.theonlinecasino.com web site on September 12,
                              -----------------------
     1998. There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note D). The Company is developing plans to enter other internet-related business opportunities, such as e-tailing and advertising arrangements, and during 2000 entered into the following transactions:

     Software Licensing Business

     The Company has recently began to market and sell casino gaming software, server hosting and related support services on a turnkey basis to customers who wish to establish and operate their own internet casino.

     Pursuant to a Marketing and Licensing Agreement with OGS (formerly known as Atlantic) dated January 14, 2000 (the "OGS Agreement"), Intercapital Global has obtained an exclusive worldwide license to market and sell certain casino software developed by OGS to persons seeking to establish their own Internet casino websites. In consideration for this license, Intercapital Global will pay

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE A (continued)

     OGS 67% of the purchase price for each product sold up to the first 15 products, and 60% for each product sold thereafter. Intercapital Global is entitled to retain 100% of all royalties it collects in connection with sales of OGS Casino Software products. Intercapital Global and OGS have agreed to share in the maintenance responsibilities with respect to the products sold and Intercapital Global will pay 25% of all maintenance payments collected from purchasers to OGS. As additional consideration, the Company has agreed to issue 1,500,000 shares of common stock to OGS in instalments over the five-year term of the agreement. Either party may terminate the agreement upon 30 days' written notice to the other.

     In order to implement the OGS Agreement, Intercapital Global has entered into an Information Provider Services Agreement (the Dominican Hosting Agreement") dated February 1, 2000 with Caribbean Entertainment International, S.A. ("CEI"). Pursuant to the Dominican Hosting Agreement, CEI has agreed to install Internet casino game and Web servers necessary to host online casinos for Intercapital Global's software licensees in the Dominican Republic. In order to allow Intercapital Global to license casino gaming software to others on a turnkey basis, whether supplied by OGS or another software vendor, CEI has also agreed to transfer to Intercapital Global ownership of a special purpose entity formed to hold an Internet gaming license issued by the government of the Dominican Republic. The entity will sublicense the right to operate an Internet casino in the Dominican Republic to Intercapital Global's software licensees who therefore will not need to obtain a license directly from the government.

     In consideration for CEI's licensing and hosting services, Intercapital Global has agreed to pay to CEI a one-time initial fee of $20,000 and a monthly fee of $10,000 for three casinos plus an additional $2,000 per month for each additional casino hosted. Intercapital Global intends to charge fees to its licensees for the casino gaming software, hosting services, customer service and administrative support, the provision of a gaming license from the government of the Dominican Republic , as well as royalties on net winnings. The term of the Dominican Hosting Agreement is five years.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE A (continued)

     Slotsvegas Transactions

     In June 1999, the Company launched an Online Casino geared toward slots players located at www.slotsvegas.com ("Slotsvegas"). On May 5, 1999, the
                        ------------------
     Company entered into an agreement with Summerhill Gaming Limited ("SGL")
     to transfer a 50% interest in the Company's www.slotsvegas.com website.
                                         ------------------
     The agreement does not specify a fixed period and remains in effect as long as the site is in operation, which has been estimated by management to be four years. In consideration for this interest, SGL paid $150,000 in cash to the Company and paid $350,000 of obligations to vendors on behalf of the Company, which was recorded as deferred income (see Note B-15). Such amounts are non-refundable.

     The agreement requires the Company to pay SGL 50% of the net profits derived from the Slotsvegas site, on a monthly or other interim basis, as agreed to by the Company and SGL. To the extent that the slotsvegas site incurs net losses, SGL will pay the Company 50% of such amounts. Through December 31, 1999, the net profits from the Slotsvegas site was insignificant.

     As part of the agreement, SGL agreed to make short-term loans up to $500,000 to the Company for liquidity purposes. The loans bear interest at 7% per annum, require interest payments on a monthly basis, and payment of the entire principal balance three years from the date of issuance. Through December 31, 1999, SGL loaned the Company approximately $502,958. The loans were made in the form of direct payments of obligations to vendors on behalf of the Company and cash advances of $305,000. On December 31, 1999, the Company converted the cumulative cash advances of $502,958, accrued interest of $12,867 and net profits from Slotsvegas of $2,258 into 1,671,235 shares of common stock of the Company using the quoted value of the common stock of $.31 per share.

     In March 2000, pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com, Inc., a publicly held Canadian company ("Netforfun"), the Company sold (subject to ratification by the Netforfun shareholders at a special shareholders meeting scheduled for May 23, 2000) its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to Netforfun for $2,000,000, payable as follows:

     .    $100,000 in cash upon signing of the purchase agreement;

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE A (continued)

     . $400,000 in the form of a five-year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on or before July 1, 2000; and

     . $1,500,000 in the form of 15,000,000 shares of Netforfun common stock valued at $0.10 per share.

     Intercapital Global has also entered into a Maintenance and Support Services Agreement with Netforfun pursuant to which Intercapital Global has agreed to provide certain maintenance and support services to Netforfun for the Slotsvegas software for an initial term of one year for a fee of $15,000 per month, subject to adjustment.


  2.  History

     Kit Farms was incorporated on April 22, 1993 and was engaged in the pet food business until 1995, when the remaining assets and liabilities were liquidated. From that date to January 28, 1998, Kit Farms was an inactive public company trading on the Nasdaq over-the-counter bulletin board market ("bulletin boards").

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE A (continued)

     From 1996 through 1998, Mint Energy had spent several years exploring the possibilities of and developing software for a gaming and wagering operation accessible through the Internet. Mint Energy had two subsidiaries, Online Casino Inc. and Online Software Inc. These entities had developed a methodology for on-line gaming and investigated developing certain software gaming products, from 1996 through the date of merger. These entities had no revenues or employees during this period. Funds used by Mint Energy and subsidiaries to conduct these activities and develop the business were received as advances which are reflected as capital contributions from Sandy J. Masselli, Jr., Chairman of the Board ("Mr. Masselli") and other shareholders of Mint Energy. At the time of the merger, the shareholders of Mint and Intercapital Global were identical (the "Beneficial Owners") (see Notes C-1 and E-2).

     On January 28, 1998 and as amended, Kit Farms Inc. ("Kit Farms") merged with Mint Energy including its subsidiaries, and the Beneficial Owners of Intercapital Global contributed their shares of Intercapital Global to Kit Farms. The Beneficial Owners received approximately 104.8 million shares of Kit Farms, which were valued by the parties to the transaction at approximately $2 million (based upon a negotiated market value of the thinly traded shares of Kit Farms on the "bulletin boards" of approximately $.02 per share). The previously existing shareholders of Kit Farms retained approximately 7.4 million of the outstanding shares, and the principals of Kit Farms received an additional 537,208 shares as consideration to complete the transaction (see Note C). The acquisition resulted in the owners and management of Mint Energy having effective control of the combined entity.

     Kit Farms changed its name to Total Entertainment Inc. on February 19,
     1998.

     Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Mint Energy for the net monetary assets of Kit Farms, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the "legal acquirer" (Kit Farms) are those of the "accounting acquirer" (Mint Energy).

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE A (continued)

     Earnings per share ("EPS") are calculated to reflect the Company's change in capital structure for all periods presented. The basic structure and terms of the acquisition and related events, all of which are deemed to have occurred simultaneously on January 28, 1998, together with the applicable accounting effects, were as follows:

     . Kit Farms acquired all of the outstanding shares of common shares of Mint Energy, including its subsidiaries, and the Beneficial Owners of Intercapital Global contributed their shares of Intercapital Global to Kit Farms in exchange for 104.8 million shares of Kit Farms. Intercapital Global became a wholly- owned subsidiary of Kit Farms. The common stock exchanged, in addition to the existing Kit Farms shares outstanding, collectively resulted in the recapitalization of the Company.

     . The officers and directors of Kit Farms resigned and were replaced by Mint Energy representatives.

     . The Beneficial Owners of Mint Energy returned 57 million shares to the Company in exchange for options to acquire 57 million shares of the Company's common stock at $.1875 per share (the "Global options"). Intercapital Global transferred the Global option to Intercapital Asset Management Limited. The remaining 47.8 million shares of Kit Farms and the Global options were distributed to the Beneficial Owners.

     .    Costs associated with the transaction were expensed.

     .    Kit Farms changed its name to Total Entertainment, Inc.

     Intercapital Global was organized in 1993 by Mr. Maselli, as an offshore private investment fund, which from time to time conducted certain investment activities not related to the online gaming business for the benefit of the Beneficial Owners. At the time, Mr. Maselli had voting and investment control over all of Intercapital Global's assets and control over all outstanding shares of capital stock issued by Intercapital Global. Intercapital Global later became a wholly-owned subsidiary of the Company when its Beneficial Owners contributed their shares to Kit Farms as part of the merger. At the time of the transfer of ownership, Intercapital Global held no assets or liabilities other than the gaming license.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE A (continued)

  3.  Basis of Presentation

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred a loss since inception. At December 31, 1998 and 1999, the Company has a working capital deficiency of approximately $260,000 and $878,000, respectively, and a stockholders' deficiency of approximately $108,000 and $780,000, respectively. The Company is also involved in litigation (as described in Note D-4) which, if the Company is unsuccessful in its defense, could have a material adverse effect on the Company. There are also significant legislative risks and uncertainties regarding on-line casino operations.

     In view of the matters described in the previous paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, are dependent upon the Company's ability to meet its financing requirements on a continuous basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

     The Company's plans with respect to this situation include the following:

     a. In January 2000, the Company sold the remaining 50% of its interest in the www.slotsvegas.com website receiving cash proceeds of $150,000 plus other consideration (see Note A-1 - Slotsvegas Transactions).

     b. In 2000, the Company broadened its product offerings through its Master License arrangement with OGS and its hosting service with Caribbean (see Note A-1 - Software Licensing Business). These products are expected to generate revenues in the Spring of 2000.

     c. Obtain advances from affiliated companies, officers or other sources, as necessary, to fund operating expenses.

     d. Defer officers' salaries until such time the Board of Directors determines it is appropriate to commence payment. (See Note E-1.)

     e. In December 1999, cumulative advances from SGL (see Note A-1) plus accrued interest were converted into equity of the Company.

     Major expenditures made in the first three quarters of 1999 for software licenses, hardware, marketing, web design and new website launch were made from advances from affiliates and SGL. During the first half of 2000, management does not expect to have any significant nonrecurring expenditures or significant capital expenditures, and plans to have adequate liquidity from operations including the football and college basketball wagering season (the Company's most profitable product offering).

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE B - ACCOUNTING POLICIES

  A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

  1.  Principles of Consolidation

     These consolidated financial statements include the accounts of the Company and its subsidiaries and reflect the operations of Mint Energy and affiliates from their inception. All significant intercompany accounts and transactions have been eliminated.

  2.  Fixed Assets

     Computers and furniture and fixtures are stated at cost and are depreciated over their estimated useful lives of three to five years.

  3.  Foreign Currency Translation

     The assets and liabilities of the Company's foreign operations are translated at the exchange rates prevailing at year-end and income and expenses are translated at the average exchange rate for the year. Balance sheet gains and losses arising from translation are immaterial. Translation gains or losses, for the periods presented, have been included in the results of operations and are not material.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE B (continued)

  4. Earnings (Loss) Per Share

     Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. Since the Company had losses during the periods presented, stock options outstanding are not included in the diluted loss per share calculation, as the effect would be antidilutive. The amount of options not considered in the loss per share calculation because their effect was antidilutive was 69,250,000 for the years ended December 31, 1998 and 1999.

  5. Income Taxes

     Total Entertainment is responsible for filing a United States Federal income tax return, while Intercapital Canada is responsible for filing a Canadian tax return. Intercapital Global is not required to file a United States corporate income tax return because it is a foreign corporation and has no U.S. source income or U.S. operations. Intercapital Global is not required to file an Antiguan tax return since it is an International Business Corporation. (See Note D-7.)

     Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," requires the liability approach to accounting for deferred income taxes for financial reporting purposes. Under the provisions of SFAS No. 109, deferred tax assets and liabilities are determined based on tax rates expected to be in effect when the taxes are actually paid or refunds received.

  6.  Concentration of Credit or Market Risk

     Statement of Financial Accounting Standards No. 105 ("SFAS No. 105") requires the disclosure of significant concentration of credit or market risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company and its subsidiaries to concentrations of risk, consist principally of cash and accounts receivable.

  7. Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE B (continued)

  8. Valuation of Long-Lived Assets

     The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The statement requires that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and value long-lived assets to be disposed of.

  9. Development and Operating

     Costs associated with research and development, principally relating to website development and

     e-commerce development are expensed as incurred. Such costs also include expenditures for developing a methodology for on-line gaming and investigating the development of certain software gaming products.

 10. Advertising

     Costs associated with advertising are expensed as incurred, and amounted to $24,000 and $212,000 for the years ended December 31, 1998 and 1999, respectively.

 11. Segment and Related Information

     The Company operates as one segment, internet-based gaming, and follows the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The total assets of the Company held in Canada and Antigua at December 31, 1999 are $266,000 and $431,000, and at December 31, 1998 were $17,000 and $150,000, respectively.

     Customers who log on to the Company's websites are located in countries throughout the world. It is impractical for the Company to determine the revenues generated from any one geographic location.

 12. Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE B (continued)

 13. Revenue Recognition

     Gaming revenues are recognized when the sporting event or game of chance has been completed. Credit card deposits held by the Company for individual customers are recorded as customer account deposits until earned by the Company or returned to the customer. Gaming revenues are presented on a net basis (i.e., net of customer winnings).

 14. Deferred Licensing Fees

     Deferred licensing fees are prepaid costs to acquire a software license, which are amortized over the four-year term of the license agreement.

     Royalty payments, based upon a percentage of winnings, are expensed as incurred and amounted to approximately $4,500 for the year ended December 31, 1999. Maintenance fees are expensed as incurred.

 15. Deferred Income

     At September 30, 1999, the Company recorded $500,000 as deferred income, resulting from its agreement with Summerhill Gaming Limited ("SGL") (see Note A-1). The agreement with SGL in substance represents the sale of future income and is accounted for as deferred revenues in accordance with Emerging Issues Task Force issue number 88-18. The amount amortized, as a reduction of expense, will be calculated by computing the ratio of the amounts paid to SGL to management's estimate of total payments expected to be made to SGL over four years (which is management's estimate of the expected life of the website) following the launch of the website, www.slotsvegas.com. At such time, if ever, that the deferred income
     ------------------
     balance is fully amortized, any payments to SGL will be charged in full to current earnings. For the year ended December 31, 1999, the Company recognized $35,000 of such deferred income.

     SGL will pay the Company 50% of net losses of the slotsvegas site; accordingly, any future amounts received by the Company will be recorded as a reduction of the slotsvegas site's operating expenses.

 16. Reclassifications

     Certain reclassifications to 1998 reported amounts have been made in the financial statements to conform to 1999 presentation.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE C - CAPITAL STOCK AND STOCK OPTIONS

  1. Common Stock Transactions

     The Company has 200,000,000 common shares authorized at $.001 par value.

     At the time of the Kit Farms merger, it had been purported that 7.37 million shares of Kit Farms were outstanding. Subsequent to the merger, the Company was informed that there may be additional shares outstanding, which were subsequently cancelled by the Company. This matter is currently under arbitration (see Note D-4). Notwithstanding the arbitration issue, the existing stockholders of Kit Farms were to continue to hold the 7.37 million shares of the common stock of the merged entity. Intercapital Global, in its role as agent for the Beneficial Owners, received 104.8 million shares of common stock of Kit Farms, with an aggregate value of approximately $2 million pursuant to the merger of Mint Energy into Kit Farms, and the contribution, by the Beneficial Owners, of their shares of Intercapital Global. The aggregate value was determined through negotiations among the Boards of Directors of Kit Farms and Mint Energy, in the absence of reliable quoted market prices on the "bulletin boards."

     In February 1998, the Beneficial Owners voluntarily returned to treasury 57 million shares. The shares were subsequently cancelled by the Company. On February 3, 1998, the Company granted an option (the "Global Option"), to replace the returned shares, to acquire 57 million shares at $.1875 per share, exercisable at any time through February 3, 2006, to Intercapital Global in its role as agent for the Beneficial Owners. Intercapital Global subsequently transferred the option to Intercapital Asset Management Limited, an investment management company controlled by Mr. Masselli, which had the same Beneficial Owners as Mint Energy and Intercapital Global.

     Intercapital Global, in its role as agent for the Beneficial Owners, subsequently distributed 47.8 million shares of common stock it received to its Beneficial Owners, which, together with the Global Option were consideration for the merger.

     In June 1998, the Company issued an additional 537,000 shares to the former principal shareholders and directors of Kit Farms to facilitate the merger.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE C (continued)

  2. Stock Options

     The Company does not have a formal stock option plan; however, the Company has issued stock options under letter agreements to certain individuals. The options granted had an exercise price at least equal to the fair value of the Company's stock, and expire after eight years. The options granted vest immediately.

     As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," method of determining compensation cost. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for options issued to employees or Directors.

     Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employees' stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                  December 31,
                                                       1998
                                               ----------------------

                Risk-free interest rate                   6%
                Volatility factor                       129%
                Expected life of options             7.4 years


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vested restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions. Because the Company's changes in the subjective input assumptions (such as the volatility factor of thinly traded stock) can materially affect the fair value estimate, in management's opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of its employees' stock options.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE C (continued)

     Had the Company determined compensation cost for this plan in accordance with SFAS No. 123, the Company's pro forma net loss attributable to common stock holders and pro forma basic and diluted loss per common share would have been as follows:

                                                  Year ended December 31,
                                             -----------------------------------
                                                   1999               1998
                                             ----------------  -----------------
Pro forma net loss                               $(1,190,716)       $(2,592,986)

Pro forma basic and diluted loss per
 common share                                          $(.02)             $(.05)


     A summary of the Company's employee and director stock option activity and related information for the years ended December 31, 1998 and 1999 follows:


                                                  Exercise         Weighted-
                                                    price           average
                                  Options         per share      exercise price
                               ------------- ------------------ ----------------
Balance, December 31, 1997           -                $  -         $  -

Granted                         12,250,000      $.15 - $.1875        .179
                                ----------

Balance, December 31, 1998      12,250,000      $.15 - $.1875        .179

Granted                              -                                -
                                ----------

Balance, December 31, 1999      12,250,000      $.15 - $.1875       $.179
                                ==========                          =====


     The weighted-average fair value of options granted was $.16 for the year ended December 31, 1998. No options were granted in 1999.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE C (continued)

     The following table summarizes information about the shares outstanding and exercisable for options, including the option held by Intercapital Asset Management Limited, at December 31, 1999.


                                          Weighted-
                                           average
                                         remaining
        Exercise         Number        contractual life     Number
         prices        outstanding         in years       exercisable
        --------       -----------     ----------------   -----------
         $.1875        66,500,000           6.1            66,500,000
          .15           2,750,000           6.75            2,750,000



NOTE D - COMMITMENTS AND CONTINGENCIES

  1. Legislative Risks and Uncertainties

     The Company and its subsidiaries are subject to applicable laws in the jurisdictions in which they operate or offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain native Indian territories, have taken the position that Internet gaming is legal and/or have adopted, or are in the process of reviewing, legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE D (continued)

     Pending United States Legislation and Other Existing Laws

     Governments in the United States or other jurisdictions may in the future adopt legislation that restricts or prohibits Internet gambling. After previous similar bills failed to pass in 1998, in November, 1999, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain stated regulated industries). A similar bill is currently being considered by the House Judiciary Committee. There can be no assurance as to whether the Kyl bill or any similar bill will become law.

     In addition, existing U.S. Federal statutes and state laws could be construed to prohibit or restrict gaming through the use of the Internet, and there is a risk that government authorities may view the Company as having violated such statutes or laws, notwithstanding the Company's gaming licenses issued to Intercapital Global by the governments of Honduras and the Dominican Republic (Pending). Several State Attorney Generals and court decisions have upheld the applicability of state antigambling laws to Internet casino companies.

     Accordingly, there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against the Company and/or its employees, and such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company and/or its employees. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

     In addition, as electronic commerce further develops, it may generally be subject to government regulation. Current laws which predate or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronics commerce market. Any such developments could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

     The Company intends to minimize the potential legal risks by continuing to conduct its Internet business from offshore locations that permit online gaming and by increasing its marketing efforts in Asia and other foreign jurisdictions. There is no assurance, however, that these efforts will be successful in mitigating the substantial legal risks and uncertainties associated with the Company's internet gaming business.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE D (continued)

  2.  Operating Leases

     At December 31, 1998, the Company conducted a portion of its operations in leased facilities under operating leases expiring at various dates through July 31, 1999. The Company signed a lease for additional office premises in June 1999 for a period of five years ending July 31, 2004 for a minimum annual rent of $22,000 plus operating costs. Certain of the leases contain escalation clauses for payments of expenses over base rent. The approximate minimum annual rental commitments under these operating leases currently in effect at December 31, 1999 are as follows:


                   Year ending December 31,
                     2000                    $49,000
                     2001                     22,000
                     2002                     24,000
                     2003                     25,000
                     2004                     15,000
                                             --------
                     Total minimum payments  $135,000
                                             ========


     Rent expense for the years ended December 31, 1998 and December 31, 1999 was approximately $33,000 and $93,000, respectively.

  3. Capital Lease Obligations

     The Company leases certain equipment under various capital leases which will expire over the next three years.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE D (continued)

     Minimum payments for the capital leases are as follows:

         2000                                       $27,552
         2001                                        24,192
         2002                                        19,096
                                                    -------
         Total minimum lease payments                70,840

         Less amounts representing interest           8,363
                                                    -------
                                                    $62,447
                                                    =======
         Current portion                            $24,838
         Long-term portion                           37,639
                                                    -------
                                                    $62,477
                                                    =======


     Equipment recorded under capital leases was $100,427. Accumulated amortization of capital assets subject to capital leases amounted to approximately $15,000 at December 31, 1999. Interest on capital leases amounted to approximately $14,000 for the year ended December 31, 1999.

  4.  Litigation

         On October 11, 1999, the Company filed a demand for arbitration (the "Statement of Claim") with the American Arbitration Association in Chicago, Illinois (the "AAA Action") against Robert W. Knoblock, Carole Knoblock and Jille Knoblock (collectively, the "Respondents"), the officers, directors and/or principal shareholders of Kit, predecessor to the Company. Specifically, the Company and another claimant (the "Claimants") allege that in connection with the January 1998 reverse merger between Kit and Mint, the Respondents breached certain representations and warranties they made in connection with the outstanding number of shares and/or fraudulently misrepresented the outstanding number of shares of Kit. The Claimants are seeking damages of $2,700,000 plus interest, costs and attorney fees.

         On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection with their defense of the AAA Action, on December 8, 1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana ( the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5.5 million arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company believes the claims asserted in the State Court Action are subject to the mandatory arbitration provisions in the Merger Agreement and, therefore, intends to seek dismissal of the State Court Action on that basis. In any event, the Company intends to vigorously defend itself and believes it has a number of valid defenses to the Respondents' claims, whether such claims are asserted in the AAA Action or the State Court Action.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE D (continued)

     Intercapital Global entered into licensing agreements with Intersphere Communications, Inc. and Interactive Gaming & Communications Corp. in 1998 for the use of casino games and sportsbook computer programs. These agreements were subsequently terminated and a lawsuit against the Company ensued. The suit was settled in 2000 at an insignificant cost to the Company.

     The Company and its subsidiaries are a party to various claims and litigation arising in the normal course of conducting its business. The Company believes that these matters, taken individually, or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

  5. Uncertainty Due to the Year 2000 Issue

     The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The Company believes its systems are year 2000 compliant. The Company has not experienced any year 2000 errors to date.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE D (continued)

  6.  Gaming Software Contracts

     On April 9, 1999, the Company signed two agreements with Atlantic granting it the right to use new casino and sportsbook gaming software for a four-year period ended April 9, 2003. The terms of the agreement call for the payment of a total of $247,500 upon signing (which amount has been paid) and an obligation to pay the licensor a royalty of 7% of the Company's gaming revenue.

     On June 23, 1999, the Company signed two additional agreements with Atlantic for the rights to two more games for a four-year period ended June 23, 2003. Under the terms of this agreement, the Company paid $102,500 upon signing and must pay a royalty of 5% and 7%, respectively of the Company's gaming revenue.

     The payments made upon signing are recorded as deferred licensing fees and expensed over 48 months.

     The Company also signed an agreement with Atlantic for support and maintenance of the licensed software for an initial period of one year ending June 30, 2000, at a cost of $5,000 per month, subject to adjustments. As part of the OGS Agreement discussed in Note A-1, the Company will have no royalty payments and minimal maintenance costs on an ongoing basis.

     Such agreements may be terminated by the vendor upon 30 days' notice, or the software may become obsolete and outdated, which could have a material adverse effect on the Company.

  7.  Income Tax Returns

     Through December 31, 1998, Total Entertainment, its subsidiaries and its predecessor companies including Kit Farms, had not filed all required income tax returns or other tax returns or reports required by Federal, State, Local or other jurisdictions. The Company will investigate and consult with appropriate authorities shortly to establish a plan to become compliant. For substantially all periods, these entities had not generated any taxable profits; therefore, management believes the amount of taxes due, including any potential penalties and interest, for past periods is not considered significant.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE D (continued)

  8.  Credit Card Processing Contract

     In August 1998, the Company entered into an agreement with MPACT, whereby MPACT performs various credit card approval and processing services for the online casino operations. MPACT receives a fees equal to 7%, subsequently reduced to 5.75% in 1999, of all approved and settled credit card transactions, subject to a minimum of $2,000 per month. The agreement is terminable by the Company with 15 days' notice to MPACT.

     MPACT holds a security deposit of $25,000 from the Company, and has a personal guaranty of
     Mr. Masselli.


NOTE E - RELATED PARTY TRANSACTIONS

  Mr. Masselli had effective control of Mint Energy and affiliates and Intercapital Global. Mr. Maselli has effective control of Intercapital Asset Management Limited.

  1.  Deferred Compensation

     During 1999 and 1998, the officers of the Company did not receive any cash compensation for their services. Such amounts totalled approximately $540,000 at December 31, 1999 and $200,000 at December 31, 1998 and are
     being deferred by the Company until such time as determined by the relevant officer. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each officer may elect by written notice to the Company by the Board of Directors of the Company to be paid. The Company anticipates deferring a substantial portion of the officers' salaries in 2000.

  2.  Expenses Incurred by Mint Energy

     During 1998, the Company's expenses included approximately $65,000 paid to entities controlled by officers of the Company, principally for computer programming services. During this period, the Company also received advances reflected as capital contributions in the amount of $2 million from its Beneficial Owners for research and development activities relating to online casinos.

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE E (continued)

  3. Due to Directors and stockholders

     From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.


NOTE F - INCOME TAXES

  Upon filing income tax returns (see Note D-7), the Company could have net operating losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carryforwards, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States, Canada or Antigua for the years ended December 31, 1999 and 1998.

  Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carryforwards that could become available under Section 382 of the Internal Revenue Code.

NOTE G - SUPPLEMENTARY CASH FLOW INFORMATION

  1. In 1998, directors and stockholders paid certain expenses and liabilities and acquired assets on behalf of the Company as follows:


                                                                1998
                                                              --------
         Software licensing fees                              $100,000
                                                              ========

         Computer equipment                                   $ 80,032
                                                              ========

         Accounts payable                                     $145,000
                                                              ========

         Development, selling, general and
             administrative expenses                          $172,876
                                                              ========

                   Total Entertainment Inc. and Subsidiaries

                           December 31, 1998 and 1999



NOTE G (continued)

  2. During the year ended December 31, 1999, SGL paid approximately $548,000 of the Company's obligations to certain of its vendors as follows:


    Software licensing fees                                         $350,000
                                                                    ========

    Software maintenance                                            $ 27,500
                                                                    ========

    Computer equipment                                              $101,000
                                                                    ========

    Selling, general and administrative expenses                    $ 69,456
                                                                    ========


    The payments made by SGL for software licensing fees of $350,000 in addition to the $150,000 in cash paid to the Company was consideration for a fifty-percent interest in the Slolsvegas website.

    Payments for software maintenance, computer equipment and selling, general and administrative expenses by SGL were loans made to the Company under their agreement (See Note A).


  3. During 1999 the Company paid approximately $6,000 of taxes and $14,000 of interest.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOTAL ENTERTAINMENT INC.

                                      By /s/ Sandy J. Masselli, Jr.
                                      -----------------------------
                                      Sandy J. Masselli, Jr.,
                                      Chairman of the Board, Chief Executive
                                      Officer and Director

                                      Date: March 29, 2000



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                    Date
---------                                   -----                                    ----

/s/ Mitchell Brown                          President, Chief Operating               March 29, 2000
--------------------------                   Officer and Director
Mitchell Brown

/s/ T.R. Anthony Malcom                      Director                                March 29, 2000
--------------------------
T.R. Anthony Malcom

/s/ Robert D. Bonnell                        Director                                March 29, 2000
--------------------------
Robert D. Bonnell

/s/ Gala Tse                                 Director                                March 29, 2000
--------------------------
Gala Tse

/s/ Richard B. Davis                         Director                                March 29, 2000
--------------------------
Richard B. Davis
