Form 10QSB
period 2000-03-31
TOTAL ENTERTAINMENT INC
filed 2000-05-15
CIK 1098301

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

                Commission File Number: _____________

                            TOTAL ENTERTAINMENT INC.

                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

       INDIANA                                          35-1504940
       -------                                          -----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization                        Identification No.)
                                                        (Zip Code)

       1411 Peel Street, Suite 500, Montreal, Quebec, Canada    H3A 1S5
------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (514) 842-6999

------------------------------------------------------------------------------
                          (Issuer's telephone number)


         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 11, 2000, there were 57,758,443 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes   No  X

                  Total Entertainment, Inc. and Subsidiaries

                          Consolidated Balance Sheet

                  as at March 31, 2000 and December 31, 1999



                                             December 31,      March 31,
                                                 1999            2000
                                                              (unaudited)
                                            --------------    -----------
ASSETS

Current assets
   Cash                                           23,865         16,972
   Accounts receivable                            73,289         98,487
   Prepaid and other                                            102,500
                                              ----------      ---------
        Total current assets                      97,154        217,959

Property and equipment
   Computer equipment                            302,862        309,241
   Other furniture and fixtures                   30,683         30,683
                                              ----------      ---------
                                                 333,545        339,924
   Less accumulated depreciation                  70,150         94,662
                                              ----------      ---------
                                                 263,395        245,262

Deferred licensing fees                          308,037        126,552
Other assets                                      28,657         25,001
                                              ----------      ---------

                                                 697,243        614,774
                                              ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities      163,271         75,193
   Customer account deposits                     201,457        114,083
   Current maturities of capital lease
     obligations                                  24,838         25,204
   Deferred compensation                         540,000        625,000
   Due to directors and stockholders              45,566        200,567
                                              ----------      ---------
         Total current liabilities               975,132      1,040,047

Capital lease obligations, less current
   maturities                                     37,639         14,945

Deferred income                                  464,682              0

Stockholders' equity (deficiency)
   Common stock, $.001 par value, authorized
   200,000,000 shares:
      Issued and outstanding: 57,888,443 shares   57,388         57,388
   Additional paid-in capital                  2,460,695      2,460,695
   Accumulated deficit                        (3,298,293)    (2,958,301)
                                              ----------      ---------
                                                (780,210)      (440,218)
                                              ----------      ---------

                                                 697,243        614,774
                                              ==========      =========

                   Total Entertainment Inc. and Subsidiaries

                     Consolidated Statement of Operations

                  Three months ended March 31, 2000 and 1999
                                  (unaudited)


                                                   March 31,       March 31,
                                                     1999            2000
                                                   ----------     ----------
Income
  Gaming revenues, net                              $266,673     $  162,684
  Commissions earned                                    -            47,250
                                                    --------      ---------
                                                     266,673        209,934

Costs and expenses
   Cost of operations                                109,776        132,297
   Research and development                            4,000         18,008
   Selling, general and administrative               271,230        259,806
   Depreciation and amortization                       6,851         24,512
                                                     -------      ---------
                                                     391,857        434,623
OTHER INCOME
   Sale of website                                      -           564,681
                                                     -------      ---------
NET INCOME (LOSS) FOR THE PERIOD                    (125,184)       339,992
                                                     =======      =========
Income (loss) per common share
  Basic                                             $    .00     $      .01
  Diluted                                           $    .00     $      .00

Weighted-average shares outstanding used
  in computing income (loss) per common
  share                                           55,717,208     57,388,443
                                                  ==========     ==========
    Basic
    Diluted                                       55,717,208     83,632,610
                                                  ==========     ==========

                   Total Entertainment Inc. and Subsidiaries

                     Consolidated Statement of Cash Flows

                  three months ended March 31, 2000 and 1998
                                  (unaudited)


                                                      March 31,     March 31,
                                                        1999          2000
                                                     -----------   ---------
Cash flows from operating activities
   Net income (loss)                                  (125,184)     339,992
   Adjustments to reconcile net income (loss)
     to net cash
     provided by (used in) operating activities
       Amortization of deferred licensing fees          30,425       78,984
       Depreciation and amortization                     6,851       24,512
       Gain on sale of website                                     (100,000)
       Deferred income                                             (464,681)
       Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                        (48,283)     (21,541)
            Prepaid expense and other                   12,585            -
            Other assets
            Accounts payable and accrued liabilities     7,084      (88,079)
            Customer account deposits                   50,270      (87,374)
            Deferred compensation                       85,000       85,000
                                                       -------   ----------
               Net cash provided by (used in)
                 operating activities                   18,748     (233,187)

Cash flows from investing activities
   Purchase of computers and equipment                  (8,332)      (6,379)
   Proceeds from sale of website                                    100,000
                                                       -------   ----------
               Net cash provided by (used in)
                                                        (8,332)     (93,621)

Cash flows from financing activities
   Principal payments on capital leases                             (22,327)
   Advances from directors and
     stockholders                                        8,910      155,000
                                                        -------  ----------
         Net cash provided by financing activities       8,910      132,673
                                                        -------  ----------

         NET INCREASE (DECREASE) IN CASH                19,326       (6,893)

Cash at beginning of period                             30,390       23,865
                                                        ------   ----------

Cash at end of period                                   49,716       16,972
                                                        ======   ==========

                           TOTAL ENTERTAINMENT, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - Summary of Accounting Policies
         ------------------------------

        The unaudited interim financial statements of Total Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of complete financial statements.

        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three month period ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999, respectively.

        The accounting policies followed by the Company are set forth in Note A of the Company's financial statements as contained in the Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The Form 10-KSB contains additional data and information with respect to intangible assets, stock option plans, reserved shares, related party transactions, income taxes, commitments, and other items and is incorporated by reference.

        The results reported for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE B - RECENT DEVELOPMENTS

Software Licensing Business

         The Company has recently entered into a series of agreements through which it offers customers, on a turnkey basis, a fully operational online casino to be owned and operated by the customer through computer and other facilities in the Dominican Republic (the "Dominican Hosting Facility"). The Company earns income through license fees and other charges to these customers in connection with the provision of casino gaming software, computer server hosting services, customer service and administrative support, and a gaming license from the government of the Dominican Republic. The Company also receives royalties on net winnings from online casinos licensed by the Company. The Company commenced this business in March 2000, and income of $47,000 was earned in the first quarter of 2000.


          The Company has entered into several agreements to support the Dominican Hosting Facility. Pursuant to a Marketing and License Agreement with OGS dated January 14, 2000 (the "OGS Agreement"), Intercapital Global has obtained an exclusive worldwide license to market and sell certain Casino Software developed by OGS to persons seeking to establish their own Internet casino Web sites. The Company may also market and sell the OGS Casino Software to customers for purposes unrelated to the Dominican Hosting Facility. In consideration for this license, Intercapital Global will pay OGS 67% of the purchase price for each product sold up to the first 15 products, and 60% for each product sold thereafter. Intercapital Global is entitled to retain 100% of all royalties it collects in connection with sales of OGS Casino Software products. Intercapital Global and OGS have agreed to share in the maintenance responsibilities with respect to the products sold and Intercapital Global will pay 25% of all maintenance payments collected from purchasers to OGS. As additional consideration, the Company has agreed to issue 1,500,000 shares of its Common Stock to OGS in installments over the five year term of the agreement. Either party may terminate the agreement upon 30 days written notice to the other. Although both parties are operating under the terms of the agreements the Company has not issued any shares of common stock to OGS through March 31, 2000, pending satisfactory resolution of certain performance issues in the OGS software. In the second quarter of 2000 370,000 of such shares were issued to OGS.

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

SLOTSVEGAS

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

         The agreement with SGL in substance represents the sale of future income and was accounted for as deferred revenues in accordance with Emerging Issues Task Force issue number 88-18. The amount amortized, as a reduction of expense, will be calculated by computing the ratio of the amounts paid to SGL to management's estimate of total payments expected to be made to SGL over four years (which is management's estimate of the expected life of the website) following the launch of the website, www.slotsvegas.com. At such time, if ever,
                                     ------------------
that the deferred income balance is fully amortized, any payments to SGL will be charged in full to current earnings. Further, SGL will pay the Company 50% of net losses of the slotsvegas site; accordingly, any future amounts received by the Company will be recorded as a reduction of the slotsvegas site's operating expenses.

         Pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com Inc., a publicly held Canadian company ("Netforfun"), the Company sold its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to Netforfun for $2,000,000 to be payable as follows:


        .  $100,000 in cash upon signing of the purchase agreement.

        . $400,000 in the form of a five year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on July 1, 2000; and

        . $1,500,000 in the form of 15,000,000 shares of Netforfun common stock valued at $0.10 per share, prior to recapitalization by Netforfun.com,Inc.

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


         Given the current financial position of Netforfun no amounts have been recognized by the Company for the note receivable or common stock held due to the uncertainty of realization. The Purchase Agreement and the sale of Slotsvegas to Netforfun was ratified by the Netforfun board of directors on May 7, 2000 and the transaction is effective as of March 1, 2000. A special shareholders meeting is scheduled for June 20, 2000 to approve various methods of raising additional funding for Netforfun.


         As a result of the Netforfun transaction and certain agreement with SGL which modified (relieving the Company of any continuing obligations) the original SGL agreement, the unamortized deferred income was recorded as other income in the quarter ended March 31, 2000.

NOTE C - Net Income (Loss) Per Common Stock
         ----------------------------------

        The Company computes income per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128) which specifies the compilation, presentation and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock.

         Basic net income per common share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing the net income by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding follows:


                              Three Months Ended    Three Months Ended
                                March 31, 2000         March 31, 1999

Basic Shares                     57,388,443            55,717,208

Dilution: Stock Options          26,244,167                     -
                                 ----------            ----------
Diluted Shares                   83,632,610            55,717,208
                                 ==========            ==========

Income (loss) available to
   Common shareholders              339,992              (125,194)

Basic earnings (loss) per share      $  .01                 $ .00
Diluted earnings (loss) per share    $  .00                 $ .00

NOTE D - Related Party Transactions
         --------------------------

1. Deferred Compensation

   During the first quarter of 2000 and 1999, $85,000 of deferred compensation was recorded for the officers of the Company. Deferred Compensation totalled approximately $625,000 at March 31, 2000 and are being deferred by the Company until such time as determined by the relevant officer. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each officer may elect by written notice to the Company by the Board of Directors of the Company to be paid. The Company anticipates deferring a substantial portion of the officers' salaries in 2000.

2. Due to Directors and stockholders

   During the first quarter of 2000, Intercapital Asset Management Inc., an entity which is controlled by the Company's President and Chief Executive Officer, advanced the Company $115,000. This amount is included in due to Directors and Stockholders at March 31, 2000. The amount advanced bears no interest and has no scheduled repayment terms.

   From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

NOTE E - Commitments and Contigencies
         ----------------------------

1. Legislative Risks and Uncertainties

   The Company and its subsidiaries are subject to applicable laws in the jurisdictions in which they operate or offer services. While some jurisdictions have attempted to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries, Australia and certain native Indian territories, have taken the position that Internet gaming is legal and/or have adopted, or are in the process of reviewing, legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gamng-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.


   Pending United States Legislation and Other Existing Laws

   Government in the United States or other jurisdictions may in the future adopt legislation that restricts or prohibits Internet gaming. After previous similar bills failed to pass in 1998, in November, 1999, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain stated regulated industries). A similar bill is currently being considered by the House Judiciary Committee. There can be no assurance as to whether the Kyl bill or any similar bill will become law.

   In addition, existing in U.S. Federal statutes and state laws could be construed to prohibit or restrict gaming through the use of the Internet, and there is a risk that government authorities may view the Company as having violated such statutes or laws, notwithstanding the Company's gaming licenses issued to Intercapital Global by the governments of Honduras and the Dominican Republic (Pending). Several State Attorney Generals and court decisions have upheld the applicability of state antigambling laws to Internet casino companies.

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


2. Litigation

   On October 11, 1999, the Company filed a demand for arbitration (the "Statement of Claim") with the American Arbitration Association in Chicago, Illinois (the "AAA Action") against Robert W. Knoblock, Carole Knoblock and Jille Knoblock (collectively, the "Respondents"), the officers, directors and/or principal shareholders of Kit Farms Inc ("Kit"), predecessor to the Company. Specifically, the Company and another claimant (the "Claimants") allege that in connection with the January 1998 reverse merger between Kit and Mint Energy Inc, a former subsidiary of the company, the Respondents brached certain representations and warranties they made in connection with the outstanding number of shares and/or fraudulently misrepresented the outstanding number of shares of Kit. The Claimants are seeking damages of $2,700,000 plus interest, costs and attorney fees.

   On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection with their defense of the AAA Action, on December 8, 1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana (the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5.5 million arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company believes the claims asserted in the State Court Action are subject to the mandatory arbitration provisions in the Merger Agreement and, therefore, intends to seek dismissal of the State Court Action on that basis. In any event, the Company intends to vigorously defend itself and believes it has a number of valid defenses to the Respondents' claims, whether such claims are asserted in the AAA Action or the State Court Action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion of the financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and Form 10-KSB for the year ended December 31, 1999. Except for the historical information contained herein, the discussion in this Form 10-QSB contains forward-looking statements that involve risks, uncertainties and assumptions such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this document. The actual results, levels of activity, performance, achievements and prospects could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed elsewhere in this Form 10-QSB.

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

         We intend to continue to increase our marketing and administrative activities, and to increase other operating expense as required to build our business. In the first quarter of 2000, we focused our activities on the following:
                .  Developing our turnkey solution business model for persons who wish to enter the online gaming industry through ownership of their own online casino;

                .  Establishing a Marketing and License Agreement with OGS to provide software, maintenance and technical support;

                .  Establishing an Information Provider Services Agreement
               with CEI;

         We have incurred significant losses and negative cash flows from operations since inception due to the initial research, technology infrastructure development and starting of our business. Our revenues have not been sufficient to cover our expenses to date. In order to significantly increase revenues we will be required to incur significant advertising and promotional expenses. We anticipate additional revenues to occur in the fall and winter months, when wagering on professional and college football and, to a lesser extent basketball, and internet gaming activities as a whole, are expected to be at their highest levels. In anticipation of an expansion of our operations, we have recently employed additional management personnel. We intend to employ additional personnel in such areas as sales, technical support and finance. These actual and proposed increases in personnel will significantly increase our selling, general and administrative expenses.

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

Results of Operations

         Revenues. Net revenues in the quarter ended March 31, 2000 were approximately $210,000, while in the quarter ended March 31, 1999, revenues were approximately $267,000. Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. The volume of business from the casino for the quarter ended March 31, 2000 was approximately 40% than the comparable 1999 quarter, because of the disposition of the www.slotsvegas website and lower traffic on Theonlinecasino website due to the casino being offline while software upgrades occurred for a part of the 2000 quarter. Revenues from the sportsbook operations were approximately $189,000 and $84,000 for the Quarter ended March 31, 2000 and December 31, 1999, respectively. Substantially all of the sportsbook revenues occurred, historically, in the first and fourth quarters of the year when both gross volume and the hold (net winnings percentage by the Company) were higher than in subsequent quarters. The hold on baseball games in the summer months is typically less than the hold for football games. The volume of wagering was significantly higher in the first quarter of the year, due principally to the seasonal effect of online activity, which typically increases in the winter months. The increased volume typically causes the hold to increase.

         Revenues for the first quarter of 2000 related to the software licensing business was $47,000, representing our first sale.

         Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, telecommunications and credit card processing fees and internet service provider costs. For the quarter ended March 31, 2000 such cost amounted to $132,000 as compared to $110,000 in 1999, reflecting increased travel costs for the software licensing business and higher software licensing and telecommunications costs for both our owned and managed casino websites, offset partially by the disposition of the www.slotsvegas website and lower volume of development work on new websites.

         Research and Development Expenses. Research and Development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses in the quarters ended March 31, 2000 and 1999 were approximately $18,000 and $4,000, respectively.

         General and Administrative Expenses. General and administrative expenses consist primarily of salary costs and administrative functions as well as professional service fees. Total general and administrative expenses for the quarters ended March 31, 2000 and 1999 were approximately $260,000 and $271,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computer and telecommunications equipment. Total depreciation and amortization expense was approximately $24,000 and $6,000 for the quarters ended March 31, 2000 and 1999, respectively. The increase reflects both higher volumes of equipment owned and a depreciation on assets purchased in the second, third and fourth quarters of 1999.

         Other Income. Other income, including recognition of deferred income on slotsvegas.com, amounted to $564,681 in 2000. In 1999, we received $500,000 for the transfer of a 50% profit participation in www.slotsvegas.com website to Summerhill Gaming. In 2000, we sold the remaining interest of the website for an estimated $2 million (consisting of cash, notes receivable and common stock). Since we have no continuing ownership in the website, the previous recorded deferred revenue and proceeds from the sale to Netforfun.com were recorded as other income in the quarter ended March 31, 2000. Given the current financial position of Netforfun no amounts have been recognized by the Company for the rate receivable on common stock received due to the uncertainty of realization.

         Income Taxes. We have incurred net losses for each period from inception through December 31, 1999. Mint and affiliates and Total Entertainment Inc., losses generated in prior years may not be available to offset future taxable income. We are expecting to file such tax returns in the near future, which could yield approximately $2,000,000 of net operating loss carry forwards and deferred expenses as of December 31, 1999 for United States federal income tax purposes, which will expire in the year 2018. Due to the uncertainty of obtaining such benefits and of future profitability, a valuation allowance equal to the deferred tax assets has been recorded. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit the future annual realization of the tax net operating loss carry forwards under Section 382 of the Internal Revenue Code of 1986. Further, a significant portion of our business is conducted in offshore entities, which do not impose income taxes. Income in the first quarter of 2000 is attributable to non-taxable jurisdictions or is offset by net operations loss carryforwards. Accordingly, no provision for income taxes is required.

Liquidity and Capital Resources.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses from inception through December 31, 1999, and have a deficiency in working capital of approximately $822,000 at March 31, 2000. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officer's salaries, advances made by affiliates and advances made by SGL (through the sale of a 50% ownership interest in the Slotsvegas site and the working capital loan agreement) and the sale of the remaining interest in the Slotsvegas site.

         Net cash (used in) provided by operating activities was approximately $(233,000) and $18,000 for the quarters ended March 31, 2000 and 1999.

         During the first quarter of 2000, we borrowed funds from affiliates to fund our operations under short-term advances without fixed repayment terms.

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

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

         NOT APPLICABLE

Item 2.  Changes in Securities and Use of Proceeds

         NOT APPLICABLE

Item 3.  Defaults upon Senior Securities

         NOT APPLICABLE

Item 4.  Submission of Matters to a Vote of Security Holders

         NOT APPLICABLE

Item 5.  Other Information

         NOT APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         3.1         Certificate of Incorporation and amendments*
         3.2         Bylaws
        10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*

        10.2         License Agreements dated April 9, 1999 and June 23, 1999
                     between Intercapital Global Fund, Ltd. and Online Gaming
                     Systems, Ltd (f/k/a. Atlantic International Entertainment,
                     Ltd.), and related Software Support Maintenance Agreements*
        10.3         Amended and Restated Purchase Agreement dated May 5, 1999
                     between Intercapital Global Fund, Ltd. and Summerhill
                     Gaming Limited*
        10.4         Agreement dated August 18, 1998 between Intercapital Global
                     Fund, Ltd. and MPACT Immedia Transaction Services Ltd.*
        10.5         Equipment Lease Agreement dated August 18, 1999 between
                     Total Entertainment Canada, Ltd. (formerly Intercapital
                     Canada Ltd.) and Dell Financial Services Canada Limited*
        10.6         Lease Agreement dated June 22, 1999 between Marine
                     Properties Ltd., as Landlord, and Total Entertainment
                     Canada, Ltd. (formerly Intercapital Canada Ltd.), as
                     Tenant*
        10.7         Lease Agreement dated July 30, 1999 between Devonshire
                     House, Ltd., as Landlord, and Intercapital Global Fund,
                     Ltd., as Tenant*
        10.8         Revolving Credit Note dated May 5, 1999 payable to
                     Summerhill Gaming Limited*
        10.9         Marketing and License Agreement dated January 14, 2000
                     between Intercapital Global and Online Gaming Systems,
                     Ltd.**
        10.10        Information Services Provider Agreement dated February 1,
                     2000 between Intercapital Global and Caribbean
                     Entertainment International, S.A.**
        10.11        Purchase Agreement dated March 1, 2000 between Intecapital
                     Global and Netforfun.com Inc., and related Software Support
                     Maintenance Agreement**
        10.12        Agreement with Summerhill Gaming Limited dated March 24,
                     2000 regarding debt to equity conversion**
          27         Financial Data Schedule   [TO BE PROVIDED BY GT]

* Incorporated by reference from the Company's Form 10-SB Registration Statement dated December 14, 1999.
** Incorporated by reference from the Company's Form 10-KSB Annual Report dated March 30, 2000.

     (c) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOTAL ENTERTAINMENT INC.


Date: May __, 2000                  By /s/ Sandy J. Masselli, Jr.
                                    -----------------------------
                                    Sandy J. Masselli, Jr.,
                                    Chairman of the Board and Chief Executive
                                    Officer

Date: May __, 2000                  By /s/ Paul A. Trudel
                                    ---------------------
                                    Paul A. Trudel
                                    Principal Financial Officer