Form 10QSB
period 2000-06-30
TOTAL ENTERTAINMENT INC
filed 2000-08-14
CIK 1098301

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                               ----------------

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

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

     Check whether the issuer (1) filed all reports to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 11, 2000, there were 57,758,443 shares of the issuer's common stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes   No  X

                           Total Entertainment, Inc.

                                     Index

                                                                           Page
Part I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
  December 31, 1999 and June 30, 2000                                          1

Condensed Consolidated Statements of Operations
  Six Months Ended June 30, 2000 and 1999                                      2

Condensed Consolidated Statements of Operations
  Three Months Ended June 30, 2000 and 1999                                    3

Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2000 and 1999                                      4

Notes to Condensed Consolidated Financial Statements                        5-10

Managements Discussion and Analysis of Financial
  Condition and Results of Operations                                      11-14

Part II. Other Information                                                 15-16

          Signatures                                                          17

                  Total Entertainment, Inc. and Subsidiaries

                          Consolidated Balance Sheets



                                                     December 31,
                                                         1999
                                                    (Derived from
                                                       audited        June 30,
                                                      financial         2000
                                                     statements)     (unaudited)
                                                    --------------   -----------
ASSETS

Current assets
   Cash                                               $    23,865   $    20,124
   Accounts receivable                                     73,289        61,906
   Note receivable                                                      114,698
   Prepaid expenses and other current assets                            118,781
                                                      -----------   -----------
        Total current assets                               97,154       315,509

Property and equipment
   Computer equipment                                     302,862       309,241
   Other furniture and fixtures                            30,683        30,683
                                                      -----------   -----------
                                                          333,545       339,924
   Less accumulated depreciation                           70,150       119,604
                                                      -----------   -----------
                                                          263,395       220,320

Deferred licensing fees                                   308,037       134,678
Other assets                                               28,657        25,001
                                                      -----------   -----------

                                                      $   697,243   $   695,508
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities           $   163,271   $   164,103
   Customer account deposits                              201,457       115,151
   Current maturities of capital lease
     obligations                                           24,838        19,143
   Deferred compensation                                  540,000       710,000
   Due to directors and stockholders                       45,566        70,466
                                                      -----------   -----------
         Total current liabilities                        975,132     1,078,863

Capital lease obligations, less current
   maturities                                              37,639        15,752

Deferred income                                           464,682

Stockholders' equity (deficiency)
   Common stock, $.001 par value, authorized
   200,000,000 shares:
    Issued and outstanding:57,388,443shares
     At December 31, 1999 and 57,758,443 at
      June 30, 2000                                        57,388        57,758

    Additional paid-in capital                          2,460,695     2,460,325
   Accumulated deficit                                 (3,298,293)   (2,917,190)
                                                      -----------   -----------
                                                         (780,210)     (399,107)
                                                      -----------   -----------

                                                      $   697,243   $   695,508
                                                      ===========   ===========

                   Total Entertainment Inc. and Subsidiaries

                     Consolidated Statements of Operations

                    Six months ended June 30, 2000 and 1999
                                  (unaudited)


                                              June 30,     June 30,
                                                1999         2000
                                            -----------   -----------
Revenues
  Gaming revenues, net                      $   311,901   $   273,295
  Commissions earned                                  -        47,250
  Maintenance and support                                      45,000
                                            -----------   -----------
                                                311,901       365,545

Costs and expenses
   Cost of operations                           175,780       211,782
   Research and development                      16,288        39,858
   Selling, general and administrative          554,480       648,031
   Depreciation and amortization                 17,000        49,454
                                            -----------   -----------
                                                763,548       949,125
                                            -----------   -----------
OTHER INCOME
   Gain on sale of website                            -       964,682
                                            -----------   -----------
                                               (451,647)      381,103
INCOME TAXES                                      3,900
                                            -----------   -----------
NET INCOME (LOSS) FOR THE PERIOD            $  (447,747)  $   381,103
                                            ===========   ===========
Earnings (loss) per common share
  Basic                                     $      (.01)  $       .01
  Diluted                                   $      (.01)  $       .00

Weighted-average shares outstanding used
  in computing earnings (loss) per common
  share
    Basic                                    55,717,208    57,512,454
                                            ===========   ===========
    Diluted                                  55,717,208    90,351,831
                                            ===========   ===========

                   Total Entertainment Inc. and Subsidiaries

                     Consolidated Statements of Operations

                   Three Months Ended June 30, 2000 and 1999
                                  (Unaudited)


                                              June 30,     June 30,
                                                1999         2000
                                            -----------   -----------
Revenues
  Gaming revenues, net                      $    45,228   $   110,611
  Maintenance support                                          45,000
                                            -----------   -----------
                                                 45,228       155,611

Costs and expenses
   Cost of operations                            66,004        79,505
   Research and development                      12,288        23,972
   Selling, general and administrative          283,250       386,081
   Depreciation and amortization                 10,149        24,942
                                            -----------   -----------
                                                371,691       514,500
                                            -----------   -----------
OTHER INCOME
   Gain on sale of website                            -       400,000
                                            -----------   -----------
                                               (326,463)       41,111
INCOME TAXES                                      3,900
                                            -----------   -----------
NET INCOME (LOSS) FOR THE PERIOD            $  (322,563)  $    41,111
                                            ===========   ===========
Earnings (loss) per common share
  Basic                                     $      (.01)  $       .00
  Diluted                                   $      (.01)  $       .00

Weighted-average shares outstanding used
  in computing earnings (loss) per common
  share
    Basic                                    55,717,208    57,636,465
                                            ===========   ===========

    Diluted                                  55,717,208    79,943,134
                                            ===========   ===========

                   Total Entertainment Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                    Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                      June 30,    June 30,
                                                        1999        2000
                                                     ---------   ---------
Cash flows from operating activities
 Net income (loss)                                   $(447,747)  $ 381,103
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities

    Amortization of deferred licensing fees             61,020      70,859
    Depreciation and amortization                       17,000      49,454
    Expenditures paid by directors and stockholders     51,700
    Gain on sale of website                                       (964,682)
    Deferred income                                    150,000
    Deferred compensation                              170,000     170,000
    Increase (decrease) in cash from changes in
       operating assets and liabilities
         Accounts receivable                           (25,610)     11,383
         Prepaid expenses and other current assets      12,837     (12,625)
         Accounts payable and accrued liabilities       21,108         832
         Customer account deposits                      22,262     (86,306)
                                                     ---------   ---------
             Net cash provided by (used in)
               operating activities                     32,570    (379,982)
                                                     ---------   ---------
Cash flows from investing activities
 Deferred licensing fees                                (2,041)
 Purchase of computers and equipment                   (35,176)     (6,379)
 Proceeds from sale of website                                     100,000
 Payments received on note receivable                               45,302
                                                     ---------   ---------
        Net cash (used in)provided by
         investing activities                          (37,217)    138,923
                                                     ---------   ---------
Cash flows from financing activities
 Principal payments on capital leases                              (27,582)
 Advances from directors and
  stockholders                                         (10,511)    264,900
                                                     ---------   ---------
    Net cash provided by financing activities          (10,511)    237,318
                                                     ---------   ---------

    NET INCREASE (DECREASE) IN CASH                    (15,158)     (3,741)

Cash at beginning of period                             30,390      23,865
                                                     ---------   ---------

Cash at end of period                                $  15,232   $  20,124
                                                     =========   =========

Supplementary Cash Flow Information:
    Repayment of advances from directors and
     stockholders through assignment of note
     receivable (see Note D-2)                                   $ 240,000
                                                                 =========

                           TOTAL ENTERTAINMENT, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - Summary of Accounting Policies
         ------------------------------

     The unaudited interim consolidated financial statements of Total Entertainment, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of complete financial statements.

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of December 31, 1999 and June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999, respectively.

     The accounting policies followed by the Company are set forth in Note A of the Company's financial statements as contained in the Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The Form 10-KSB contains additional data and information with respect to intangible assets, stock option plans, reserved shares, income taxes, commitments, and other items and is incorporated by reference.

     The results reported for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE B - RECENT DEVELOPMENTS

Software Licensing Business

    The Company has recently entered into a series of agreements through which it offers customers, on a turnkey basis, a fully operational online casino to be owned and operated by the customer through computer and other facilities in the Dominican Republic (the "Dominican Hosting Facility"). The Company earns income through license fees and other charges to these customers in connection with the provision of casino gaming software, computer server hosting services, customer service and administrative support, and a gaming license from the government of the Dominican Republic. The Company also receives royalties on net winnings from online casinos licensed by the Company. The Company commenced this business in March 2000, and commission income of $47,000 was earned in the first half of 2000.

    The Company has entered into several agreements to support the Dominican Hosting Facility. Pursuant to a Marketing and License Agreement with Online Gaming Systems, Ltd. ("OGS") dated January 14, 2000 (the "OGS Agreement"), Intercapital Global has obtained an exclusive worldwide license to market and sell certain Casino Software developed by OGS to persons seeking to establish their own Internet casino Web sites. The Company may also market and sell the OGS Casino Software to customers for purposes unrelated to the Dominican Hosting Facility. In consideration for this license, Intercapital Global will pay OGS 67% of the purchase price for each product sold up to the first 15 products, and 60% for each product sold thereafter. Intercapital Global is entitled to retain 100% of all royalties it collects in connection with sales of OGS Casino Software products. Intercapital Global and OGS have agreed to share in the maintenance responsibilities with respect to the products sold and Intercapital Global will pay 25% of all maintenance payments collected from purchasers to OGS. As additional consideration, the Company has agreed to issue 1,500,000 shares of its Common Stock to OGS in installments over the five year term of the OGS Agreement. Either party may terminate the agreement upon 30 days written notice to the other. Although both parties are operating under the terms of the OGS Agreement, in May, 2000 the Company issued 370,000 shares in the name of OGS but did not release the certificate. Upon satisfactory resolution of certain performance issues with the OGS software the Company will release the certificate and issue the remaining shares to OGS in accordance with the terms of the OGS Agreement.

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

    In consideration for CEI licensing and hosting services, Intercapital Global has agreed to pay to CEI a one time initial fee of $20,000 and a monthly fee of $10,000 for three casinos plus an additional $2,000 per month for each additional casino hosted. The term of the Dominican Services Agreement is five years.

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

     The agreement with SGL in substance represents the sale of future income and was accounted for as deferred revenues in accordance with Emerging Issues Task Force issue number 88-18. The amount amortized, as a reduction of expense, will be calculated by computing the ratio of the amounts paid to SGL to management's estimate of total payments expected to be made to SGL over four years (which is management's estimate of the expected life of the website) following the launch of the website, www.slotsvegas.com. At such time, if ever, that the deferred income balance is fully amortized, any payments to SGL will be charged in full to current earnings. Further, SGL will pay the Company 50% of net losses of the slotsvegas site; accordingly, any future amounts received by the Company will be recorded as a reduction of the slotsvegas site's operating expenses.

     Pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com , a publicly held Canadian company ("Netforfun"), the Company sold its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to Netforfun for $2,000,000 to be received as follows:


          . $100,000 in cash, which was received by the Company upon signing of the purchase agreement.

          . $400,000 in the form of a five year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on July 1, 2000. In June, 2000, the note was restructured into two notes for $160,000 and $240,000, respectively; and

          . $1,500,000 in the form of 15,000,000 shares of Netforfun common stock valued by the parties at $0.10 per share, prior to recapitalization by Netforfun.

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

     Given the current financial position of Netforfun, and its stock valuation profile, no amounts will be recognized by the Company relating to the sale of the website for the common stock held or note receivable until the uncertainty of realization is satisfied. The Purchase Agreement and the sale of Slotsvegas to Netforfun was ratified by the Netforfun board of directors on May 7, 2000 and the transaction is effective as of March 1, 2000. The Company and Netforfun agreed in June, 2000 that any net winnings allocable to Netforfun were to be first applied against the principal of the note receivable (See Note D-2). Based upon the Netforfun share of the winnings of Slotsvegas to date (approximately $35,000 as of June 30, 2000), and assignment of the $240,000 note as discussed in Note D, the Company determined that the uncertainty of the realization of the note receivable was satisfied, and that portion of the gain on the sale of the website was recognized in the quarter ended June 30, 2000.

     As a result of the Netforfun transaction and certain agreements with SGL which modified (relieving the Company of any continuing obligations and risks with respect to the Slotsvegas website) the original SGL agreement, the unamortized deferred income was recorded as gain on the sale of websites in the period ended March 31, 2000.

NOTE C - Earnings Per Share of Common Stock
         ----------------------------------

   The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128) which specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or instruments which are potentially common stock.

   Basic earnings per common share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is determined by dividing the net income by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. A reconciliation of the weighted average basic common shares outstanding to weighted average diluted common shares outstanding follows:

                                           Six Months Ended
                                     June 30, 2000  June 30, 1999
                                     -------------  --------------

Basic Shares                            57,512,454     55,717,208

Dilution: Stock Options                 32,839,377              -
                                       -----------    -----------
Diluted Shares                          90,351,831     55,717,208
                                       ===========    ===========

Income (loss) available to
 common shareholders                       381,103       (447,747)

Basic earnings (loss) per share        $       .01    $      (.01)
Diluted earnings (loss) per share      $       .00    $      (.01)



                                         Three Months Ended
                                     June 30, 2000  June 30, 1999
                                     -------------  --------------

Basic Shares                            57,636,465     55,717,208

Dilution: Stock Options                 22,306,669              -
                                       -----------    -----------
Diluted Shares                          79,943,134     55,717,208
                                       ===========    ===========

Income (loss) available to
 common shareholders                   $    41,111    $  (322,563)

Basic earnings (loss) per share        $       .00    $      (.01)
Diluted earnings (loss) per share      $       .00    $      (.01)

NOTE D - Related Party Transactions
         --------------------------

1. Deferred Compensation

   During the first half of 2000 and 1999, $170,000 of deferred compensation was recorded for the officers of the Company. Deferred compensation totaled approximately $710,000 at June 30, 2000. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each officer may elect by written notice to the Board of Directors of the Company to be paid. The Company anticipates deferring a substantial portion of the officers' salaries in 2000.

2. Due to Directors and stockholders

   During the first half of 2000, Intercapital Asset Management Inc., an entity which is controlled by the Company's President and Chief Executive Officer, advanced $240,000 to the Company. The Company satisfied these advances effective June 30, 2000 by assigning $240,000 of it's note receivable from Netforfun to Intercapital Asset Management (see Note B).

   From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

NOTE E - Commitments and Contingencies
         ---------------------------
1. Legislative Risks and Uncertainties

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

   Pending United States Legislation and Other Existing Laws

   The United States Government or the governments of other jurisdictions may in the future adopt legislation that restricts or prohibits Internet gaming. After previous similar bills failed to pass in 1998, in November, 1999, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain stated regulated industries). A similar bill recently failed to pass the United States House of Representatives. There can be no assurance as to whether the Senate bill or any similar bill will become law.

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

2. Litigation

   On October 11, 1999, the Company filed a demand for arbitration (the "Statement of Claim") with the American Arbitration Association in Chicago, Illinois (the "AAA Action") against Robert W. Knoblock, Carole Knoblock and Jille Knoblock (collectively, the "Respondents"), the officers, directors and/or principal shareholders of Kit Farms Inc ("Kit"), predecessor to the Company. Specifically, the Company and another claimant (the "Claimants") allege that in connection with the January 1998 reverse merger between Kit and Mint Energy Inc, a former subsidiary of the company, the Respondents breached certain representations and warranties they made in connection with the outstanding number of shares and/or fraudulently misrepresented the outstanding number of shares of Kit. The Claimants are seeking damages of $2,700,000 plus interest, costs and attorney fees.

   On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection with their defense of the AAA Action, on December 8, 1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana (the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5.5 million arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company moved to compel arbitration of the claims brought in the State Court Action and such motion was denied. The Company chose not to appeal the decision and has asserted its claims set forth in the AAA Action, as counterclaims in the State Court Action. All parties in the State Court Action are currently engaged in discovery.

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

   We intend to continue to increase our marketing and administrative activities, and to increase other operating expense as required to build our business. In the first and second quarters of 2000, we focused our activities on the following:
      . Developing our turnkey solution business model for persons who wish to enter the online gaming industry through ownership of their own online casino;

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



Results of Operations

   Revenues. Net revenues for the second quarter of 2000 were $155,611 compared to $45,228 for the same 1999 period. Net revenues for six months ended June 30, 2000 were approximately $366,000, compared to $312,000 for the six months ended June 30, 1999.Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. The net revenue from the casino for the three months ended June 30, 2000 were approximately 36% more than the comparable 1999 three months, and 20% less for the six months ended June 30, 2000 compared to the same period because of the disposition of the www.slotsvegas website and lower traffic on Theonlinecasino website due to the casino being offline while software upgrades occurred for a part of the 2000 first quarter. The Company's web sites were essentially non-operational for approximately two weeks in May 1999, while the gaming software was replaced with the Atlantic Software Porducts. Net revenues from the sportsbook operations increased approximately $58,000 for the three months ended June 30, 2000 and $4,000 for the six months ended June 30, 2000 over the same periods in 1999. Substantially all of the sportsbook revenues occurred, historically, in the first and fourth quarters of the year when both gross volume and the hold (net winnings percentage by the Company) were higher than in subsequent quarters. The hold on baseball games in the summer months is typically less than the hold for football games. The volume of wagering was significantly higher in the first quarter of the year, due principally to the seasonal effect of online activity, which typically increases in the winter months.

   In the first quarter of 2000 the Company commenced its software licensing business and recorded commissions of $47,250. The revenues from maintenance and support of the website sold to Netforfun and SGL were $45,000 for the second quarter of 2000, which was the initial quarter that the Company provided this type of service.

   Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, telecommunications and credit card processing fees and internet service provider costs. For the three and six months ended June 30, 2000 such cost amounted to $80,000 and $212,000, respectively as compared to $66,000 and $176,000, respectively for the same periods in 1999. The increases are a result of increased travel costs for the software licensing business and higher software licensing and telecommunications costs for both our owned and managed casino websites, offset partially by the disposition of the www.slotsvegas website and lower volume of development work on new websites.

   Research and Development Expenses. Research and Development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses for the three and six months ended June 30, 2000 were approximately $24,000 and $40,000, respectively compared to $12,000 and $16,000, respectively for the same period of 1999.

     General and Administrative Expenses. General and administrative expenses consist primarily of salary costs and administrative functions as well as professional service fees. Total general and administrative expenses for the three months ended June 30, 2000 and 1999 were approximately $386,000 and $283,000. For the six months ended June 30, 2000 and 1999 general and administrative expenses were approximately $648,000 and $554,000, respectively. The increase is attributable to an increase in salaries, travel and meeting costs, to build our business, and professional fees which was offset by a reduction in advertising and promotion costs.

     Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computers, servers and telecommunications equipment. Total depreciation and amortization expense was approximately $25,000 and $50,000 for the three and six months ended June 30, 2000 and $10,000 and $17,000 for the same periods for 1999. The increase reflects both higher volumes of equipment owned and a depreciation on assets purchased in the latter part of 1999.

     Other Income. Gain on sale of website, including recognition of previously deferred income on slotsvegas.com, amounted to $964,682, for the six months ended June 30, 2000. In 1999, we received $500,000 for the transfer of a 50% profit participation in www.slotsvegas.com website to Summerhill Gaming. In 2000, we sold the remaining interest in the website for an estimated $2 million (consisting of cash, notes receivable and common stock). Since we have no continuing ownership in the website or risks associated with the website, the previously recorded deferred revenue of and cash proceeds from the sale to Netforfun were recorded as other income in the first quarter of 2000. Given the current financial position of Netforfun, and its stock valuation profile, no amounts will be recognized by the Company for the common stock until the uncertainty of realization is satisfied. The $400,000 recorded in the second quarter of 2000 represents the note received at the time of sale. Effective June 30, 2000, the note was restructured into two notes for $160,000 and $240,000. Intercapital Asset Management, Inc. accepted the note payable from Netforfun as satisfaction of $240,000 they had advanced the Company in the first six months of 2000. In the second quarter of 2000 the net winnings from the slotsvegas site were approximately $35,000 which the Company retained and applied toward the note receivable. In addition Netforfun paid $10,000 on the note in the second quarter.

     Income Taxes. We have incurred net losses for each period from inception through December 31, 1999. Mint and affiliates (predecessors to the Company) and Total Entertainment Inc., losses generated in prior years may not be available to offset future taxable income. We are expecting to file such tax returns in the near future, which could yield approximately $2,000,000 of net operating loss carry forwards and deferred expenses as of December 31, 1999 for United States federal income tax purposes, which will expire in the year 2018. Due to the uncertainty of obtaining such benefits and of future profitability, a valuation allowance equal to the deferred tax assets has been recorded. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit the future annual realization of the tax net operating loss carry forwards under Section 382 of the Internal Revenue Code of 1986. Further, a significant portion of our business is conducted in offshore entities, which do not impose income taxes. Income in the first six months of 2000 is attributable to non-taxable jurisdictions or is offset by net operating loss carryforwards. Accordingly, no provision for income taxes is required.

Liquidity and Capital Resources.

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses from inception through December 31, 1999, and have a deficiency in working capital of approximately $763,000 at June 30, 2000, including deferred compensation payable of $710,000. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officer's salaries, advances made by affiliates and advances made by SGL (through the sale of a 50% ownership interest in the Slotsvegas site and the working capital loan agreement) and the sale of the remaining interest in the Slotsvegas site.

   Net cash provided by (used in) operating activities was approximately $(380,000)and $33,000 for the six months ended June 30, 2000 and 1999.

   During the first half of 2000, we borrowed funds from affiliates to fund our operations under short-term advances without fixed repayment terms. These advances were satisfied by assigment of part of the note receivable from Netforfun.

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

                           PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

         NOT APPLICABLE

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to the OGS Agreement, in May 2000, the Company issued 370,000 shares of its common stock to OGS as part of its commitment under the agreement to issue 1,500,000 shares of common stock to OGS over a five year period as partial consideration for the grant by OGS of an exclusive worldwide license to market and sell certain casino gaming software developed by OGS. The certificate for these shares is being held by the Company pending resolution of certain performance issues with the OGS software. OGS is a publicly traded company and a sophisticated investor with access to all relevant information concerning the Company's business and operations. Accordingly, the issuance of common stock to OGS did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof.

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


* Incorporated by reference from the Company's Form 10-SB Registration Statement dated December 14, 1999.
** Incorporated by reference from the Company's Form 10-KSB Annual Report December 31, 1999.

  (c) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOTAL ENTERTAINMENT INC.


Date: August 14, 2000                  By /s/ Sandy J. Masselli, Jr.
                                       -----------------------------
                                       Sandy J. Masselli, Jr.,
                                       Chairman of the Board and Chief Executive
                                       Officer

Date: August 14, 2000                  By /s/ Mitchell H. Brown
                                       -------------------------
                                       Mitchell H. Brown
                                       President and Chief Operating Officer