Form 10QSB
period 2000-09-30
TOTAL ENTERTAINMENT INC
filed 2000-11-14
CIK 1098301

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                               ----------------

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

     Check whether the issuer (1) filed all reports to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of November 10, 2000, there were 59,258,443 shares of the issuer's common stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes   No  X

                           Total Entertainment, Inc.

                                     Index

                                                                     Page
Part I. Financial Information

Condensed Consolidated Balance Sheets
  December 31, 1999 and September 30, 2000 (Unaudited)                   3

Condensed Consolidated Statements of Operations
  Nine Months Ended September 30, 2000 and 1999 (Unaudited)              4

Condensed Consolidated Statements of Operations
  Three Months Ended September 30, 2000 and 1999 (Unaudited)             5

Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2000 and 1999 (Unaudited)              6

Notes to Condensed Consolidated Financial Statements (Unaudited)      7-12

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                13-16

Part II. Other Information                                           17-18

          Signatures                                                    19

                  Total Entertainment, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets


                                                               December 31,
                                                                   1999
                                                              (Derived from
                                                                 audited     September 30,
                                                                financial         2000
                                                               statements)     (unaudited)
                                                              --------------   -----------
ASSETS
Current assets
   Cash                                                         $    23,865   $    22,795
   Accounts receivable                                               73,289        97,076
   Note receivable                                                       --       114,698
   Prepaid expenses and other                                            --       275,854
                                                                -----------   -----------
        Total current assets                                         97,154       510,423

Property and equipment
   Computer equipment                                               302,862       344,557
   Other furniture and fixtures                                      30,683        40,597
                                                                -----------   -----------
                                                                    333,545       385,154
   Less accumulated depreciation                                     70,150       147,477
                                                                -----------   -----------
                                                                    263,395       237,677

Deferred licensing fees                                             308,037       123,457
Other assets                                                         28,657        25,001
                                                                -----------   -----------

                                                                $   697,243   $   896,558
                                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities                     $   163,271   $   184,343
   Customer account deposits                                        201,457       178,487
   Current maturities of capital lease
     obligations                                                     24,838        27,305
   Deferred compensation                                            540,000       795,000
   Due to directors and stockholders                                 45,566       274,054
                                                                -----------   -----------
         Total current liabilities                                  975,132     1,459,189

Capital lease obligations, less current
   maturities                                                        37,639         3,116

Deferred income                                                     464,682            --

Stockholders' equity (deficiency)
   Common stock, $.001 par value, authorized
     200,000,000 shares: Issued and outstanding:
     57,388,443 shares at December 31, 1999 and
     58,758,443 at September 30, 2000                                57,388        58,758

   Additional paid-in capital                                     2,460,695     2,684,325
   Accumulated deficit                                           (3,298,293)   (3,308,830)
                                                                -----------   -----------
                                                                   (780,210)     (565,747)
                                                                -----------   -----------

                                                                $   697,243   $   896,558
                                                                ===========   ===========

                   Total Entertainment Inc. and Subsidiaries

                Condensed Consolidated Statements of Operations

                              Nine months ended
                                  (unaudited)


                                           September 30,  September 30,
                                                1999         2000
                                            -----------   -----------
Revenues
  Gaming revenues, net                      $   371,097   $   473,505
  Commissions earned                                  -        47,250
  Maintenance and support                             -        45,000
                                            -----------   -----------
                                                371,097       565,755

Costs and expenses
   Cost of operations                           268,501       296,360
   Research and development                      64,872        74,026
   Selling, general and administrative          725,419     1,093,261
   Depreciation and amortization                 35,000        77,327
                                            -----------   -----------
                                              1,093,792     1,540,974
                                            -----------   -----------
OTHER INCOME
   Gain on sale of website                            -       964,682
                                            -----------   -----------
                                               (722,695)      (10,537)
INCOME TAXES                                      3,900             -
                                            -----------   -----------
NET LOSS FOR THE PERIOD                     $  (718,795)  $   (10,537)
                                            ===========   ===========
Earnings (loss) per common share
  Basic                                     $      (.01)  $      (.00)
  Diluted                                   $      (.01)  $      (.00)

Weighted-average shares outstanding used
  in computing earnings (loss) per common
  share
    Basic                                    55,717,208    57,861,472
                                            ===========   ===========
    Diluted                                  55,717,208    57,861,472
                                            ===========   ===========

                   Total Entertainment Inc. and Subsidiaries

                Condensed Consolidated Statements of Operations

                              Three Months Ended
                                  (Unaudited)


                                           September 30, September 30,
                                                1999         2000
                                            -----------   -----------
Revenues
  Gaming revenues, net                      $    59,196   $   200,210
                                            -----------   -----------

Costs and expenses
   Cost of operations                            92,721        84,579
   Research and development                      48,584        34,168
   Selling, general and administrative          170,939       445,230
   Depreciation and amortization                 18,000        27,873
                                            -----------   -----------
                                                330,244       591,850
                                            -----------   -----------
NET LOSS FOR THE PERIOD                     $  (271,048)  $  (391,640)
                                            ===========   ===========
Earnings (loss) per common share
  Basic                                     $      (.00)  $      (.01)
  Diluted                                   $      (.00)  $      (.01)

Weighted-average shares outstanding used
  in computing earnings (loss) per common
  share
    Basic                                    55,717,208    58,551,921
                                            ===========   ===========

    Diluted                                  55,717,208    58,551,921
                                            ===========   ===========

                   Total Entertainment Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows

                               Nine Months Ended
                                  (Unaudited)

                                                  September 30, September 30,
                                                        1999        2000
                                                     ---------   ---------
Cash flows from operating activities
 Net loss                                            $(718,795)  $ (10,537)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities

    Amortization of deferred licensing fees             72,583      93,301
    Depreciation and amortization                       35,000      77,327
    Expenditures paid by directors and stockholders     51,700      21,000
    Gain on sale of website                                  -    (964,682)
    Deferred income                                    150,000           -
    Deferred compensation                              255,000     255,000
    Increase (decrease) in cash from changes in
       operating assets and liabilities
         Accounts receivable                           (36,108)    (23,787)
         Prepaid expenses and other                     23,465     (44,081)
         Accounts payable and accrued liabilities       29,723      21,072
         Customer account deposits                     125,017     (22,970)
                                                     ---------   ---------
             Net cash used in operating activities     (12,415)   (510,195)
                                                     ---------   ---------
Cash flows from investing activities
 Purchase of computers and equipment                   (87,464)    (41,695)
 Purchase of furniture and equipment                         -      (9,914)
 Proceeds from sale of website                               -     100,000
 Payments received on note receivable                        -      45,302
                                                     ---------   ---------
        Net cash (used in) provided by
         investing activities                          (87,464)     93,693
                                                     ---------   ---------
Cash flows from financing activities
 Principal payments on capital leases                        -     (32,056)
 Advances from directors and
  stockholders                                         (10,511)    447,488
Proceeds from loan from Summerhill Gaming               80,000           -
                                                     ---------   ---------
    Net cash provided by financing activities           69,489     415,432
                                                     ---------   ---------

    NET DECREASE IN CASH                               (30,390)     (1,070)

Cash at beginning of period                             30,390      23,865
                                                     ---------   ---------

Cash at end of period                                $       -   $  22,795
                                                     =========   =========

Supplementary Cash Flow Information:
    Repayment of advances from directors and
     stockholders through assignment of note
     receivable (see Note D-2)                                   $ 240,000
                                                                 =========
    Common stock issued for services
     (see Note B)                                                $ 225,000
                                                                 =========


                           TOTAL ENTERTAINMENT, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - Summary of Accounting Policies
         ------------------------------

     The unaudited interim consolidated financial statements of Total Entertainment, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of complete financial statements.

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999, respectively.

     The accounting policies followed by the Company are set forth in Note A of the Company's financial statements as contained in the Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The Form 10-KSB contains additional data and information with respect to intangible assets, stock option plans, reserved shares, income taxes, commitments and contingencies, and other items and is incorporated by reference.

     The results reported for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE B - RECENT DEVELOPMENTS

Software Licensing Business

    The Company has recently entered into a series of agreements through which it offers customers, on a turnkey basis, a fully operational online casino to be owned and operated by the customer through computer and other facilities in the Dominican Republic (the "Dominican Hosting Facility"). The Company earns income through license fees and other charges to these customers in connection with the provision of casino gaming software, computer server hosting services, customer service and administrative support, and a gaming license from the government of the Dominican Republic. The Company also receives royalties on net winnings from online casinos licensed by the Company. The Company commenced this business in March 2000, and commission income of $47,000 was earned through September 30, 2000.

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

    In consideration for CEI licensing and hosting services, Intercapital Global has paid to CEI a one time initial fee of $20,000 and a monthly fee of $10,000 for three casinos plus an additional $2,000 per month for each additional casino hosted. The term of the Dominican Services Agreement is five years.

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

     Pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com, a publicly held Canadian company ("Netforfun"), the Company sold its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to Netforfun for consideration valued by the parties at $2,000,000 to be received as follows:

          . $100,000 in cash, which was received by the Company upon signing of the purchase agreement.

          . $400,000 in the form of a five year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on July 1, 2000. In June, 2000, the note was restructured into two notes for $160,000 and $240,000, respectively; and

          . $1,500,000 in the form of 15,000,000 shares of Netforfun common stock valued by the parties at $0.10 per share, prior to a recapitalization of Netforfun's equity.

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

     Given the current financial position of Netforfun, and its stock valuation profile, no amounts will be recognized by the Company relating to the sale of the website for the common stock held or note receivable until the uncertainty of realization is satisfied. The Purchase Agreement and the sale of Slotsvegas to Netforfun was ratified by the Netforfun board of directors on May 7, 2000 and the transaction is effective as of March 1, 2000. The Company and Netforfun agreed in June, 2000 that any net winnings allocable to Netforfun were to be first applied against the principal of the note receivable (See Note D-2). Based upon the Netforfun share of the winnings of Slotsvegas to date (approximately $35,000 as of September 30, 2000), and assignment of the $240,000 note as discussed in Note D, the Company determined that the uncertainty of the realization of the note receivable was satisfied, and that portion of the gain on the sale of the website was recognized in the quarter ended June 30, 2000.

     As a result of the Netforfun transaction and certain agreements with SGL which modified (relieving the Company of any continuing obligations and risks with respect to the Slotsvegas website) the original SGL agreement, the unamortized deferred income was recorded as gain on the sale of websites in the period ended March 31, 2000.

Agreement with North Star Advertising, Inc.

     In July 2000 the Company entered into a consulting agreement with Northstar Advertising, Inc. In accordance with the agreement the Company issued 1,000,000 shares of its common stock to NorthStar for promotional consulting services to be provided by Northstar through July 31, 2001. In connection with this transaction the Company recorded $225,000 of prepaid consulting fees, which approximates the fair value of its common stock issued based on quoted market prices and recorded a corresponding credit to equity for $225,000. The prepaid consulting fees will be expensed over the term of the agreement which is one year.

NOTE C - Earnings (loss) Per Share of Common Stock
         ----------------------------------------

   The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128) which specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or instruments which are potentially common stock.

   Basic earnings (loss) per common share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is determined by dividing the net income
(loss) by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. All options and warrants were antidilutive due to the net loss for all periods, and are not included in the computation of basic and diluted earnings per share.

NOTE D - Related Party Transactions
         --------------------------

1. Deferred Compensation

   During the first nine months of 2000 and 1999, the Company accrued $255,000 of deferred compensation for the officers of the Company. Deferred compensation totaled approximately $795,000 at September 30, 2000. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each officer may elect by written notice to the Board of Directors of the Company to be paid.

2. Due to Directors and stockholders

   During the first nine months of 2000, Intercapital Asset Management Inc., an entity which is controlled by the Company's President and Chief Executive Officer, advanced $347,000 to the Company. The Company satisfied a portion of these advances effective June 30, 2000 by assigning $240,000 of it's note receivable from Netforfun to Intercapital Asset Management (see Note B).

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

   On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection with their defense of the AAA Action, on December 8, 1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana (the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5,500,000 arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company moved to compel arbitration of the claims brought in the State Court Action and such motion was denied. The Company chose not to appeal the decision and has asserted its claims set forth in the AAA Action, as counterclaims in the State Court Action. In the State Court Action, the Respondents have also brought a claim against the Company's transfer agent, Equity Transfer Services, Inc. In turn, Equity Transfer has cross-claimed against the company for defense costs and indemnification. All parties in the State Court Action are currently engaged in discovery.

Note F -- Subsequent Event
          ----------------

   In October, 2000 the Company issued 500,000 shares of its common stock in exchange for investor relations services to be provided by a third party through October 31, 2001.

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

   We intend to continue to increase our marketing and administrative activities, and to increase other operating expense as required to build our business. In the nine months ended September 30, 2000, we focused our activities on the following:

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

Results of Operations

   Revenues. Net revenues for the third quarter of 2000 were approximately $200,000 compared to $59,000 for the same 1999 period. Net revenues for nine months ended September 30, 2000 were approximately $566,000, compared to $371,000 for the nine months ended September 30, 1999. Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. The net revenue from the casino for the three months ended September 30, 2000 were approximately 52% more than the comparable 1999 three months due to a higher winning percentage. The net revenue for the casino was 5% less for the nine months ended September 30, 2000 compared to the same period for 1999 because of the disposition of the www.slotsvegas website and lower traffic on theonlinecasino website due to the casino being offline while software upgrades occurred for a part of the 2000 first and third quarter. The Company's web sites were essentially non-operational for approximately two weeks in May 1999, while the gaming software was replaced with the Atlantic Software products. Net revenues from the sportsbook operations increased approximately $48,000 and $52,000 for the three and nine months ended September 30, 2000 respectively over the same periods in 1999. Substantially all of the sportsbook revenues occur, historically, in the first and fourth quarters of the year when both gross volume and the hold (net winnings by the Company) were higher than in the second and third quarters. The hold on baseball games in the summer months is typically less than the hold for football games. The volume of wagering was significantly higher in the first quarter of the year, due principally to the seasonal effect of online activity, which usually increases in the winter months.

   In the first quarter of 2000 the Company commenced its software licensing business and recorded commissions of $47,250. The revenues from maintenance and support of the website sold to Netforfun and SGL were $45,000 for the second quarter of 2000, which was the initial quarter that the Company provided this type of service.

   Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, credit card processing fees promotional gaming credits and internet service provider costs. For the three and nine months ended September 30, 2000 such cost amounted to approximately $85,000 and $296,000 respectively as compared to $93,000 and $269,000, respectively for the same periods in 1999. The increases are a result of the increased volume of business,incentives granted in the software changeovers, and higher software licensing costs for both our owned and managed casino websites, offset partially by the reduction of costs associated with the disposition of the www.slotsvegas website.

   Research and Development Expenses. Research and Development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses for the three and nine months ended September 30, 2000 were approximately $34,000 and $74,000, respectively, compared to $49,000 and $65,000, respectively for the same period of 1999.

     General and Administrative Expenses. General and administrative expenses consist primarily of salary costs, telecommunications, travel and other administrative costs including professional service fees. Total general and administrative expenses for the three months ended September 30, 2000 and 1999 were approximately $445,000 and $171,000. For the nine months ended September 30, 2000 and 1999 general and administrative expenses were approximately $1,093,000 and $725,000 respectively. The increase is attributable to additional salaries, travel and meeting costs, to build our business, and website development and professional fees.

     Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computers, servers and telecommunications equipment. Total depreciation and amortization expense was approximately $28,000 and $77,000 for the three and nine months ended September 30, 2000 and $18,000 and $35,000 for the same periods for 1999. The increase reflects both higher volumes of equipment owned and a depreciation on assets purchased in the latter part of 1999.

     Other Income. Gain on sale of website, including recognition of previously deferred income on slotsvegas.com, amounted to $964,682, for the nine months ended September 30, 2000. In 1999, we received $500,000 for the transfer of a 50% profit participation in www.slotsvegas.com website to Summerhill Gaming. In 2000, we sold the remaining interest in the website for an estimated $2 million (consisting of cash, notes receivable and common stock) of consideration . Since we have no continuing ownership in the website or risks associated with the website, the previously recorded deferred revenue of and cash proceeds from the sale to Netforfun were recorded as other income in the first quarter of 2000. Given the current financial position of Netforfun, and its stock valuation profile, no amounts will be recognized by the Company for the common stock until the uncertainty of realization of the note receivable ($400,000) and the common stock of NetForFun Inc. are satisfied. Effective June 30, 2000, the note receivable was restructured into two notes for $160,000 and $240,000. Intercapital Asset Management, Inc. accepted the note payable from Netforfun as satisfaction of $240,000 they had advanced the Company in the first six months of 2000. In the second quarter of 2000 the net winnings from the slotsvegas site were approximately $35,000 which the Company retained and applied toward the note receivable. In addition Netforfun paid $10,000 of principal on the note in the second quarter.

     Income Taxes. We have incurred net losses for each period from inception through December 31, 1999. However, Mint Energy and affiliates (predecessors to the Company) and Total Entertainment Inc., losses generated in prior years may not be available to offset future taxable income. We are expecting to file such tax returns in the near future, which could yield approximately $2,000,000 of net operating loss carry forwards and deferred expenses as of December 31, 1999 which will expire in the year 2018 for United States federal income tax purposes. Due to the uncertainty of obtaining such benefits and of future profitability, a valuation allowance equal to the deferred tax assets has been recorded. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit the future annual realization of the tax net operating loss carry forwards under Section 382 of the Internal Revenue Code of 1986. Further, a significant portion of our business is conducted in offshore entities, which do not impose income taxes. Accordingly, no provision for income taxes is required.

Liquidity and Capital Resources.

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses from inception through September 30, 2000, and have a deficiency in working capital of approximately $949,000 as of September 30, 2000, including deferred compensation payable to offices of the Company of $795,000. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officer's salaries, advances made by affiliates and advances made by SGL (through the sale of a 50% ownership interest in the Slotsvegas site and the working capital loan agreement) and the sale of the remaining interest in the Slotsvegas site.

   Net cash used in operating activities was approximately
$511,000 and $12,000 for the nine months ended September 30, 2000 and 1999.

   During the first nine months of 2000, we borrowed funds from affiliates to fund our operations under short-term advances without fixed repayment terms. These advances were reduced by the assigment of part of the note receivable from Netforfun.

   Our material capital commitments consist of obligations under facilities and operating leases. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate devoting additional resources to building the strength of our brand name, through increased marketing and sales efforts and website development.

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

                           PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

              Please refer to Note E, item 2, of the Condensed Notes to Consolidated Financial Statements herein and in the Company's reports on Form 10-QSB for prior quarters of this year for a description of the material legal proceedings in which the Company is involved.

Item 2.  Changes in Securities and Use of Proceeds

              Pursuant to a Consulting Agreement dated July 29, 2000 between the Company and NorthStar Advertising, Inc. ("NorthStar"), in July 2000 the Company issued 1,000,000 shares of common stock to NorthStar as partial consideration for certain public relations services in the areas of investor and broker-dealer relations to be provided by NorthStar commencing November 15, 2000. The certificate for these shares is being held by the Company pending performance by NorthStar of certain initial services. The Company considers NorthStar to be a sophisticated investor with access to all relevant information concerning the Company's business and operations. Based on the foregoing and certain representations made by NorthStar, the issuance of common stock to NorthStar did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof.

              Pursuant to an agreement with Lewis Taylor to provide certain investor relations services to the Company, in October 2000 the Company issued 500,000 shares of common stock to Mr. Taylor in consideration for these services to be provided commencing Novemeber 1, 2000. The certificate for these shares is being held by the Company pending performance by Mr. Taylor of certain initial services. The Company considers Mr. Taylor to be a sophisticated investor with access to all relevant information concerning the Company's business and operations. Based on the foregoing and certain representations made by Mr. Taylor, the issuance of common stock to Mr. Taylor did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by
         Section 4(2) thereof.

Item 3.  Defaults upon Senior Securities

         NOT APPLICABLE

Item 4.  Submission of Matters to a Vote of Security Holders

         NOT APPLICABLE

Item 5.  Other Information

         NOT APPLICABLE

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        3.1   Certificate of Incorporation and amendments*
        3.2   Bylaws*
       10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*
       10.2 License Agreements dated April 9, 1999 and June 23, 1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*
       10.3 Amended and Restated Purchase Agreement dated May 5, 1999 between Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*
       10.4 Agreement dated August 18, 1998 between Intercapital Global Fund, Ltd. and MPACT Immedia Transaction Services Ltd.*
       10.5 Equipment Lease Agreement dated August 18, 1999 between Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.) and Dell Financial Services Canada Limited*
       10.6 Lease Agreement dated June 22, 1999 between Marine Properties Ltd., as Landlord, and Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.), as Tenant*
       10.7 Lease Agreement dated July 30, 1999 between Devonshire House, Ltd., as Landlord, and Intercapital Global Fund, Ltd., as Tenant*
       10.8 Revolving Credit Note dated May 5, 1999 payable to Summerhill Gaming Limited*
       10.9   Marketing and License Agreement dated January 14, 2000 between
              Intercapital Global and Online Gaming Systems, Ltd.**
       10.10  Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment
              International, S.A.**
       10.11 Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement**
       10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion**
       10.13 Agreement with Discount Charge Card, Ltd. dated June 13, 2000 regarding provision of advertising media, and related cross guarantee of parent companies.

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

                                       TOTAL ENTERTAINMENT INC.


Date: November 14, 2000                By /s/ Sandy J. Masselli, Jr.
                                       -----------------------------
                                       Sandy J. Masselli, Jr.,
                                       Chairman of the Board and Chief Executive
                                       Officer

Date: November 14, 2000                By /s/ Mitchell H. Brown
                                       -------------------------
                                       Mitchell H. Brown
                                       President and Chief Operating Officer