Form 10KSB
period 2000-12-31
TOTAL ENTERTAINMENT INC
filed 2001-04-02
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to _________.

                      Commission File Number: _____________

                            TOTAL ENTERTAINMENT INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Indiana                                                35-1504940
- -------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

1411 Peel Street, Suite 500, Montreal, Quebec, Canada                  H3A 1S5
- -----------------------------------------------------                 ----------
       (Address of Principal Executive Offices)                       (Zip Code)

                                 (514) 842-6999
                           ---------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

       Title of Each Class                       Name of Each Exchange
                                                  on Which Registered
- -----------------------------------    ----------------------------------------

             None                                          None
- -----------------------------------    ----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $1,176,679

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of FEBRUARY 9, 2001 WAS $5,626,613.

     As of March 27, 2001, there were 58,388,443 shares of the issuer's common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                     PART I

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

         Intercapital Global is the owner and operator of several Internet casino Web sites (collectively, the "Online Casinos"), including the sites located at www.theonlinecasino.com, also known as "The Online Casino & Sportsbook", and www.theonlinesportsbook.com, also known as "The Online Sportsbook". Several other Web sites are currently under development. Intercapital Global licenses casino gaming and sportsbook software and the electronic commerce (e-cash) and transaction processing software (collectively, "Casino Software") utilized by the Online Casinos from Online Gaming Systems, Ltd. ("OGS", a Florida corporation (f/k/a) Atlantic International Entertainment Ltd.

         Intercapital Global is also currently utilizing gaming and transaction processing software under an informal license arrangement with another vendor, Montana S.A., a Panamanian corporation ("Montana"). Intercapital Global uses the new software in its www.theonlinecasino.com and www.theonlinesportsbook.com Web sites. In the fourth quarter of 2000 Intercapital Global used the new software on a no-cost trial basis. In 2001 Intercapital Global began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. Intercapital Global is currently exploring the possibility of entering into a formal license agreement with Montana, one which would either require Intercapital Global to pay a fixed fee and/or pay a volume-based royalty.

         Intercapital Global also owns and operates bingo sites located at www.bingonthenet.com and www.onlinebingo.com (collectively, the "Bingo Sites"), and its three Asian oriented sites located at www.dragongaming.com, www.theluckydragoncasino.com, and www.dragonbet.com (collectively, the "Asian Sites"). The Bingo Sites and Asian Sites were not actively promoted through December 31, 2000, and revenues derived from these sites have been minimal.

         Intercapital Global earns income through revenues associated with the wagering activities of its Online Casino users.

         TE Canada, based in Montreal, Canada, provides Intercapital Global with technical support, customer support and general administrative services.

         The Company's shares of common stock, par value $.001 per share (the "Common Stock"), currently trade on the OTC bulletin board market maintained by Nasdaq, under the symbol TTLN.ob. Unless otherwise indicated, all descriptions herein of the business of the Company shall also be deemed to include the business of the Company's wholly-owned subsidiaries, Intercapital Global and TE Canada.

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

         Once a customer has an account balance, the customer may play various casino-style games, which currently include Slots, Blackjack, Video Poker, Roulette, and Mini Baccarat or bingo, if the customer is using one of the Bingo Sites. Many of the casino-style games have several variations with minimum and maximum betting ranges. The customer may also open a separate account to place wagers on sporting events, including all major professional and collegiate sports and other events with respect to which a betting line (or sportsbook) has been established by the oddsmakers in Las Vegas. Customer winnings (in U.S. dollars) are automatically credited to a customer's account. Withdrawals of a customer's balance are effected by credit to the customer's credit card up to the amount deposited via credit card, with the balance sent to the customer by check. A customer is free to withdraw all or part of his winnings, review his account balance or make additional deposits to his account at any time.

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

RECENT DEVELOPMENTS

TURNKEY ONLINE CASINO SOFTWARE LICENSING AND WEB SITE HOSTING BUSINESS

         During 2000, the Company developed plans for an online casino and sportsbook software licensing business and related services to provide a turnkey solution to customers who wish to establish and operate their own Internet casino Web sites. The Company has delayed the launch of this product in order to develop improved quality proprietary products. During 2000, the Company earned approximately $92,000 from a limited number of hosting and licensing business sales. The Company initially acquired several software products to launch this activity, as described below. However, the Company is currently testing and evaluating new software which may be used in this activity.

         Pursuant to a Marketing and Licensing Agreement with OGS dated January 14, 2000 (the "OGS Agreement"), Intercapital Global obtained an exclusive worldwide license to market and sell certain casino software developed by OGS to persons seeking to establish their own Internet casino Web sites. OGS agreed to provide certain maintenance and support services in connection with the licensed software. Effective December 31, 2000, the OGS Agreement was terminated. The Company has no further customer support, warranty, maintenance or payment obligations under the OGS Agreement. In connection with the termination of the OGS agreement, OGS returned the 370,000 shares of common stock of the Company that had been issued to OGS as partial consideration for the OGS Agreement. Pursuant to separate license agreements with OGS, the Company continues to own the rights to several casino software licenses issued by OGS. The Company may use these licenses in the future in connection with future hosting and licensing business sales or other Internet casino Web sites being developed by the Company. See "Technology and Infrastructure".

         Intercapital Global entered into an Information Provider Services Agreement (the "Dominican Hosting Agreement") dated February 1, 2000 with Caribbean Entertainment International, S.A. ("CEI"). Pursuant to the Dominican Hosting Agreement, CEI agreed to install Internet casino game and Web servers necessary to host online casinos for Intercapital Global's software licensees in the Dominican Republic. In order to allow Intercapital Global to license casino gaming software to others on a turnkey basis, whether supplied by OGS or another software vendor, CEI also agreed to transfer to Intercapital Global ownership of a special purpose entity formed to hold an Internet gaming license issued by the government of the Dominican Republic. The entity will sublicense the right to operate an Internet casino in the Dominican Republic to Intercapital Global's software licensees who therefore will not need to obtain a license directly from the government.

PORTAL SITES AND NEW GAMING PRODUCTS

         The Company has recently established its own portal sites located at www.go2total.com, www.uwinonline.com, and www.casinomaven.com. These sites presently offer news, business, sports and entertainment information, as well as free email services. The Company intends to expand the portal sites and hopes to generate advertising and other revenues by linking the portal site to retail outlets that offer general products and merchandise such as wine, books, videos and toys. The Company is currently exploring other Internet-related business opportunities.

         In addition, the Company has recently developed and is beta testing OnlineBingo, a new interactive multi-player game. OnlineBingo is a pari-mutuel style game in which the bettors wager against each other and not against the house, thereby lowering the house exposure to zero. The Company expects to conduct several daily bingo sessions in which prizes can be won from both a regular prize pool and from a progressive jackpot comprised of a percentage collected from each bingo card purchased.

WWW.SLOTSVEGAS.COM TRANSACTIONS

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

         Pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com Inc., a publicly held Canadian company ("Netforfun"), the Company sold its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to Netforfun for $2,000,000 to be payable as follows:

         o     $100,000 in cash upon signing of the purchase agreement;

         o $400,000 in the form of a five year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on July 1, 2000; and

         o $1,500,000 in the form of 15,000,000 shares of Netforfun common stock valued at $0.10 per share.

         As part of the transaction, Intercapital Global entered into a software support maintenance agreement (the "Software Support Maintenance Agreement") with Netforfun pursuant to which Netforfun agreed to pay Intercapital Global $15,000 per month for an initial term of one year in exchange for certain maintenance and support services provided by Intercapital Global in connection with the Slotsvegas software. Netforfun will operate the Slotsvegas casino through the Company's Dominican Hosting Facility.

         Netforfun has experienced delays in receiving its external financing, and as a result has undertaken little promotional activity for the Slotsvegas web site. The Company has deferred invoicing Netforfun for monthly payments owed to it pursuant to the Software Support Maintenance Agreement and hosting arrangements since June 2000. The Company earned $45,000 during 2000 for services pursuant to the Software Support Maintenance Agreement.

         The Company has not recognized any value of its holdings of Netforfun common stock due to the uncertainty of the valuation of the common stock received. The Company offset a portion of its note receivable from Netforfun against its amounts due to directors and shareholders pursuant to an assumption agreement entered into on June 30, 2000. The Company and Netforfun have also agreed that any winnings from the Slotsvegas website will be applied against the note receivable. Effective December 31, 2000, SGL agreed to assume the obligation of Netforfun under the note receivable if the obligation was not satisfied prior to October 1, 2001.

TECHNOLOGY AND INFRASTRUCTURE

The Company is currently using state-of-the-art casino gaming and sportsbook software under an informal license arrangement with Montana, a leading casino software development company. In the fourth quarter of 2000 we used this software on a no-cost trial basis. In 2001 we began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. We are exploring the possibility of entering into a formal license agreement with Montana, one which would either require us to pay a fixed fee and/or volume-based royalty. There is no assurance that our informal software license from Montana will continue or that we will enter into a formal license agreement.

         The Company also licenses state-of-the-art casino gaming and sportsbook software from OGS pursuant to four nonexclusive, four-year term License Agreements (the "License Agreements"). Under two License Agreements dated April 9, 1999 relating to the sportsbook and certain casino gaming software, as consideration for the licenses granted thereunder, Intercapital Global paid OGS a total of $247,500. Under the two License Agreements dated June 23, 1999 relating to Bingo Blast and Lotto Magic (which the Company intends to install on its Bingo Sites in future), as consideration for the licenses granted thereunder, Intercapital Global paid OGS a total of $102,500. In March 2000, the Company returned certain of the casino gaming and sportsbook software and the related licenses with an aggregate cost of $172,000 to OGS, of which approximately $95,000 was refunded to the Company and remaining balance is expected to be refunded before June 2001. The Company believes the remaining OGS software and related licenses will be utilized by the Company in other company-owned Web sites or its casino hosting and licensing business.

         Intercapital Global entered into an Agreement dated August 18, 1998 (the "Processing Agreement") with MPACT Immedia Transaction Services Ltd., a Bermuda company ("MPACT"), subsequently transferred to Surefire Commerce Ltd. ("Surefire"), pursuant to which Surefire performs various credit card approval and processing services to facilitate Online Casino transactions in return for a weekly fee equal to 5.75% (subsequently reduced to 5.25%) of all approved and settled credit card transactions, subject to a minimum fee of $2,000 per month. The Processing Agreement is terminable by Intercapital Global, with or without cause, on 15 days notice to Surefire. Intercapital Global's obligations to Surefire under the Processing Agreement are personally guaranteed by Sandy J. Masselli, Jr., the Chief Executive Officer of the Company.

         The Company's network is connected to the Internet via redundant high-speed fiber, ensuring multiple backup connections to the Internet. This high performance network infrastructure ensures reliable and responsive game play for the Company's users/players. The system is composed of high-speed Dell servers and 3Com networking equipment. Most of the critical system components, such as the game servers and Web servers, are distributed across multiple machines, which protect the gaming service from failures due to malfunctioning equipment. The highly scalable nature of the Company's system design makes provisioning for additional capacity relatively simple. The network monitoring staff tracks the system at all times to maintain constant awareness of the system's operating parameters. New equipment is installed when necessary to compensate for increased activity or anticipated peak demands for popular events.

         The high quality Internet connection at the Company's network facility in San Jose, Costa Rica is provided by HostaRica.com, a Web-hosting facility, which contributes to responsive game play. Each gaming transaction is stored on an SQL database that is replicated for redundancy and backed up daily to prevent data loss, and the gaming components communicate using 128 bit encryption to protect sensitive data from potential hackers.

         TE Canada, a wholly-owned subsidiary of the Company, was formed on October 15, 1997 in order to provide technical support services and customer services (by email and telephone) to Intercapital Global's Online Casino business.

DISTRIBUTION AND MARKETING

         The Company markets its Online Casinos to an international clientele consisting of individuals located throughout the world who are at least 18 years of age and have access to the Internet through a personal computer. According to the International Data Corporation, the number of Internet users is projected to grow from 142 million people at the end of 1998 to 502 million people in 2002. In particular, Internet use is expected to undergo significant growth in the Pacific Rim region over the next five years. The Company also recognizes that a substantial amount of business is now conducted over the Internet and that such business is projected to grow significantly over the next few years.

         In order to create an awareness of the Company's existence among individuals in the target markets, the Company intends to focus its marketing efforts primarily on traditional media advertising, online promotions, business development, third-party relationships and social programs. In addition, the Company has established various links at other Internet Web sites, which will enable users of the other sites (e.g., Amazon.com) to link up to the Company's Web sites.

         In order to expand its Asian business, the Company established the Asian Sites, which became operational on June 15, 1999. The Asian Sites are available in Chinese and English and contain various gaming features oriented toward the Asian market. Activity in the Asian Sites has been limited to date.

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

BARTER TRANSACTION WITH DISCOUNT CHARGE CARD LTD.

         In June 2000, the Company entered into an agreement with Discount Charge Card Ltd. ("DCC") whereby DCC will provide up to $5 million worth of advertising media to the Company in exchange for an equal amount of "I-chips" to be used in the Company's Online Casinos. The agreement will enable the Company to advertise in various media, including radio stations such as WNEW 102.7 in New York City, newsprint and magazines such as Ocean Drive, Maxim and Continental Airlines' and TWA's inflight magazines. Through December 31, 2000, there was minimal activity pursuant to this agreement. The Company anticipates a greater volume of activity in 2001.

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

PATENTS, TRADEMARKS, LICENSES, ROYALTY AGREEMENTS

         As of the date hereof, the Company does not own or otherwise control any patents, copyrights or trademarks. As the Company's research and development efforts progress, the Company will attempt to protect its own proprietary technology by relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and other persons who have access to its proprietary technology. Despite these anticipated protections, other persons may independently develop or obtain access to the Company's technology, which would adversely effect the Company's competitive position.

         The Company has royalty-bearing agreements with OGS currently in effect for its bingo products and certain casino games, although none of the software products are currently generating any significant revenues.

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

         On March 8, 2001, the government of the United Kingdom ("UK") announced that effective January 1, 2002, the current 6.75% "betting duty" that is passed onto a player, and 9% total betting duty, will be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offers bettors "duty free" gambling, and to help regulate the UK bookmaking industry. The reform is also intended to bring home major UK bookmakers who have fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. A UK government issued
"Bookmakers Permit" will be required to accept wagers. Currently, a UK based bookmaker may operate an Internet bookmaking site, but must collect the betting duty. This reform is expected to make the UK the hub of gaming. It is predicted that their official entry into online gaming could put pressure on the United States and other entities toward regulating the industry. The Company plans to apply for a UK Bookmakers Permit.

PENDING UNITED STATES LEGISLATION AND OTHER EXISTING LAWS

         Governments in the United States or other jurisdictions may in the future adopt legislation that restricts or prohibits Internet gambling. After previous similar bills failed to pass in 1998, in November 1999, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain state regulated industries). A similar bill failed to pass the United States House of Representatives. There can be no assurance as to whether the Senate bill or any similar bill will become law.

         In addition, existing U.S. federal statutes and state laws could be construed to prohibit or restrict gaming through the use of the Internet, and there is a risk that governmental authorities may view the Company as having violated such statutes or laws, notwithstanding the gaming licenses issued to Intercapital Global by the governments of Honduras, Costa Rica and the Dominican Republic. Several state Attorney Generals and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies.

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

         In addition, as electronic commerce further develops, it may generally be the subject of government regulation. Current laws which pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

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

GAMING LICENSES

         Intercapital Global is the holder of the Company's gaming licenses and the owner and operator of the Online Casino Web sites. Intercapital Global is based in The Bahamas and, through a special purpose subsidiary, obtained an Internet gaming license from the government of the Dominican Republic. Intercapital Global also holds a gaming license from the governments of Honduras and the Dominican Republic, pursuant to which it conducts its present Internet casino business. The Company plans to apply for a UK Bookmakers Permit.

RESEARCH AND DEVELOPMENT

         The Company intends to continue its research efforts to develop additional Web sites, new games and sporting events and new versions of existing games, as well as technological enhancements such as shorter downloading time, improved sound and graphics and broader software compatibility. In general, the Company plans to invest in new technologies and casino-style games and events that add to the entertainment value of its product and appeal to one or more selected markets. There can be no assurance, however, that the Company will have sufficient funds to carry out its research and development plans.

EMPLOYEES AND LABOR RELATIONS

         The Company and its subsidiaries currently have 25 total employees, of which 15 are full time employees, none of whom are represented by labor unions. The Company is not a party to any collective bargaining agreements or labor union contracts, nor has it been subjected to any strikes or employment disruptions in its history.

ITEM 2.  DESCRIPTION OF PROPERTY

         The corporate headquarters and principal executive office of the Company is located at 1411 Peel Street, Suite 500, Montreal, Quebec, Canada H3A 1S5. This facility houses TE Canada's technical, marketing, customer support and administrative operations. TE Canada leases approximately 3,057 square feet of office space at these premises pursuant to a five-year lease, which commenced August 1, 1999 and expires on July 31, 2004. The monthly rent is approximately US$6.50 per square foot in years one and two, approximately US$7.10 per square foot in year three and approximately $US7.50 per square foot in years four and five. In addition to the rent, TE Canada is obligated to pay its proportionate share of operating costs and taxes relating to the leased property.

         The Company believes that its leased property is in good condition, well maintained, and are adequate for the Company's current and immediately foreseeable operating needs. Neither the Company nor its subsidiaries have any policies regarding investments in real estate, securities, or other forms of property.

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

         On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection their defense of the AAA Action, on December 8, 1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana (the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5.5 million arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company moved to compel arbitration of the claims brought in the State Court Action and such motion was denied. The Company chose not to appeal the decision and has asserted its claims set forth in the AAA Action as counterclaims in the State Court Action. In the State Court Action, the Respondents have also brought a claim against the Company's transfer agent, Equity Transfer Services, Inc. In turn, Equity Transfer has cross-claimed against the Company for defense costs and indemnification. All parties in the State Court Action are currently engaged in discovery. Counsel for the Respondents has withdrawn from the State Court Action and Respondents had not, as of March 5, 2001, retained new counsel.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is currently traded on the OTC bulletin board market maintained by Nasdaq under the symbol TTLN.ob. The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for the periods indicated (as reported by Nasdaq). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

                                                           High         Low
                                                           ----         ---

     Fiscal Year Ended December 31, 1999: .........       $ 2.25      $ 0.25
         First Quarter ............................       $ 2.25      $ 0.47
         Second Quarter ...........................         1.62        0.44
         Third Quarter ............................         0.68        0.35
         Fourth Quarter ...........................         0.95        0.25



                                                           High         Low
                                                           ----         ---

     Fiscal Year Ended December 31, 2000:
         First Quarter ............................       $ 0.88      $ 0.25
         Second Quarter ...........................         0.50        0.19
         Third Quarter ............................         0.37        0.19
         Fourth Quarter ...........................         0.27        0.04


SECURITY HOLDERS AND DIVIDENDS

         As of March 27, 2001, there were approximately 115 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

         Pursuant to an agreement with Summerhill Gaming Limited ("SGL"), the Company converted $518,083 in outstanding debt to SGL into 1,671,235 shares of Common Stock on December 31, 1999, based on the market price of $0.31 per share of the Company's Common Stock at such date. Based on representations from SGL that it is an accredited investor and a sophisticated investor, and on other factors such as restricted stock legends and access by SGL to Company information, the issuance of Common Stock to SGL did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration provided by Section 4(2) thereof.

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

OVERVIEW

         From 1996 through August 1998, we were considered a development stage company. On September 12, 1998, we launched the www.theonlinecasino.com Web site and began generating gaming revenues.

         In the fiscal year ended December 31, 1999, we operated the www.theonlinecasino.com Web site and also focused on:

               o    Increasing marketing activities;

               o    Launching new online gaming Web sites;

               o    Implementing improved gaming software licensed from OGS;

               o    Improving the functionality and appearance of the Web sites;
                    and

               o Enhancing our financial, infrastructure and administrative capabilities.

         In the fiscal year ended December 31, 2000, we began to develop our turnkey solution business model for persons who wish to enter the online gaming industry through ownership of their own online casino. We have not fully launched this business, as we are working on developing or obtaining higher quality proprietary products. However, we have entered into the following transactions to launch this business:

               o Entered into a Marketing and License Agreement with OGS under which OGS agreed to provide software, maintenance and technical support. Although this agreement was terminated effective December 31, 2000, our continuing software licenses from OGS will enable us to utilize certain OGS software in future licensing transactions, in our turnkey solutions business and in Web sites that we are currently developing for our Online Casino business;

               o    Entered into an Information Provider Services Agreement with
                    CEI;

               o    Investigated other complementary product opportunities;

Towards the end of 2000, we re-focused our efforts on our core business, which is the managing and operating our Online Casinos. To accomplish the goal of operating the casinos at a profit level sufficient to cover our fixed costs, we entered into transactions designed to increase the awareness and traffic at our Web sites. These transactions included the following:

         o Entered into a transaction with an advertising consultant to assist us in developing our advertising strategy;

         o Entered into a barter transaction, whereby we will obtain up to $5 million of advertising in various media, including radio stations such as WNEW 102.7 in New York City, newsprint and magazines such as for Ocean Drive, Maxim and Continental Airlines' and TWA's inflight magazines in exchange for "I-chips" at our various properties.

         o Currently we are running our Online Casino on new and improved software on a trial basis. We are using state-of-the-art casino gaming and sportsbook software under an informal license arrangement with Montana. In the fourth quarter of 2000 we used such software on a no-cost trial basis. In 2001 we began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. We are exploring the possibility of entering into a formal license agreement with Montana, one which would either require us to purchase such software or pay a volume-based royalty.

         We have incurred significant losses and negative cash flows from operations in every fiscal period since inception due to the initial research, technology infrastructure development and starting of our business. Our revenues have not been sufficient to cover our expenses to date. In order to significantly increase revenues we will be required to incur significant advertising and promotional expenses. We anticipate additional revenues to occur in the fall and winter months, when wagering on professional and college football and, to a lesser extent basketball, and internet gaming activities as a whole, are expected to be at their highest levels. In anticipation of an expansion of our operations, we have recently employed additional management and technical personnel. We intend to employ additional personnel in such areas as sales, technical support and finance. These actual and proposed increases in personnel will significantly increase our selling, general and administrative expenses.

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

RESULTS OF OPERATIONS

         REVENUES. Net gaming revenues in the years ended December 31, 2000 and 1999 were approximately $1,084,000 and $581,000, respectively. This represents an increase of $503,000 or 87%. Our revenues are recognized upon completion of the sporting event or game of chance. We recognized a majority of our 2000 gaming revenues in the fourth quarter of 2000, due to improved traffic, the seasonal effect of sports betting, and technology upgrades during parts of the first and third quarters of 2000, which necessitated the temporary shutdown of our the www.onlinecasino.com and the www.onlinesportsbook.com Web sites. We also shutdown the www.theonlinecasino.com Web site for two weeks in May 2000, while we installed and tested the OGS software.

         Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. Revenues from the sportsbook operations were approximately $530,000 and $189,000 for the years ended December 31, 2000 and December 31, 1999, respectively. Substantially all of the 2000 sportsbook revenues occurred in the first and fourth quarters of 2000 when both gross volume and the hold (net winnings percentage by the Company) were higher than in subsequent quarters. The hold on baseball games in the summer months is typically less than the hold for football games. The launch of the www.onlinesportsbook.com sports oriented Web site in October 2000 had a significant impact on revenue during the year ended December 31, 2000.

         Revenues from the Online Casino operations were approximately $554,000 and $350,000 for the years ended December 31, 2000 and December 31, 1999, respectively. The volume of wagering was significantly higher in the first quarter of 2000, due principally to the seasonal effect of online activity, which typically increases in the winter months. The increased volume typically causes the hold to increase. During the summer months both the amount wagered and the hold decreased consistent with lower Internet usage as a whole.

         The launch, and subsequent sale, of the Slotvegas Web site in June 1999 did not have a significant impact on revenue during the year ended December 31, 1999. The Asian Sites and Bingo Sites have not had a significant impact on revenues to date.

         COST OF OPERATIONS. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, telecommunications and credit card processing fees and internet service provider expenses. Cost of operations amounted to $416,000 and $369,000 for the years ended December 31, 2000 and December 31, 1999, respectively. This represents an increase of $47,000 or 13%. The increase was the result of higher credit card processing fees and software licensing costs associated with higher volumes of betting activities.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses in the years ended December 31, 2000 and 1999 were approximately $110,000 and $66,000, respectively. This represents an increase of $44,000 or 67%, and is the result of our investigation of several new products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salary costs and administrative functions, advertising expenses, travel costs and professional service fees. Total general and administrative expenses for the years ended December 31, 2000 and December 31,1999 were approximately $1,480,000 and $1,271,000, respectively. This represents an increase of $209,000 or 16%. This increase was primarily the result of hiring additional employees, and building brand awareness and professional fees. Advertising costs amounted to $167,000 and $212,000 for the years ended December 31, 2000 and December 31, 1999, respectively. The decrease is a result of a reduction in Internet-based advertising during the first three quarters of the 2000, offset in part by an aggressive promotional campaign which commenced in the fourth quarter of 2000. Professional fees increased from $188,000 in 1999 to $251,000 in 2000 due to the use of outside consultants and higher accounting and legal fees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computer and telecommunications equipment. Total depreciation and amortization expense was approximately $106,000 and $64,000 for the years ended December 31, 2000 and December 31, 1999, respectively. This represents an increase of $42,000 or 66%.

         GAIN ON SALE OF THE WWW.SLOTSVEGAS.COM WEB SITE. The gain on the sale of the slotsvegas Web site was approximately $1 million of which $35,000 was recognized in the year ended December 31, 1999 and $965,000 was recognized in the year ended December 31, 2000.

         INCOME TAXES. We have incurred net losses for each period from inception through 1999, and recorded a modest profit in 2000. Since we have not yet filed our 1996 through 1999 tax returns for Mint and affiliates and Total Entertainment Inc., losses generated in prior years may not be available. We are expecting to file such tax returns in the near future, which could yield approximately $2,000,000 of net operating loss carry forwards and deferred expenses as of December 31, 2000 for United States federal income tax purposes, which will expire in the year 2018. Due to the uncertainty of obtaining such benefits and of future profitability, a valuation allowance equal to the deferred tax assets has been recorded. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit the future annual realization of the tax net operating loss carry forwards under
Section 382 of the Internal Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,016,000 and $898,000 for the years ended December 31, 2000 and December 31, 1999, respectively. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officer's salaries, advances made by affiliates, advances made by SGL pursuant to the working capital loan agreement, and the proceeds of the sale of our Slotsvegas site.

         Net cash used in operating activities was approximately $(244,000) and $(512,000) for the years ended December 31, 1999 and December 31, 2000, respectively. We had a significantly higher investment in accounts receivable at December 31, 2000 than in 1999, due to the increased volume of transactions at the end of the 2000 fiscal year, and temporary delays (in excess of the normal six month holdbacks) in receiving payment from our credit card processing company.

         In May 1999, we entered an agreement with SGL for the sale of a 50% interest in our Slotsvegas Web site. SGL paid $150,000 in cash to the Company and $350,000 of obligations to vendors on behalf of the Company. SGL has also loaned us $503,000 through December 31, 1999 in the form of an aggregate of $198,000 of payments to vendors on behalf of the Company and $305,000 in cash paid to the Company. Pursuant to an agreement with SGL, the Company converted $518,083 in outstanding debt to SGL (including all amounts owing under the working capital loan agreement) into 1,671,235 shares of Common Stock on December 31, 1999. We also received $100,000 of cash during 2000 from the sale of the 50% interest in the slotsvegas website to Netforfun.

         During 2000, the directors and shareholders of the Company provided working capital advances of $445,000. The officers of the company deferred $340,000 of salaries during each of the fiscal years ended December 31, 2000 and 1999.

         Our material capital commitments consist of obligations under facilities and operating leases. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate devoting additional resources to building the strength of our brand name, through increased marketing and sales efforts. We have used our common stock where possible to obtain required products and services without using cash. Commencing in 2001, we expect to use the barter transaction entered into during 2000 to increase our advertising expenditures without putting further strain on our cashflows.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We operate substantially all of our business activities and casino games in United States dollars. We are exposed to a certain level of foreign currency exchange risk related to our Canadian-based technical and customer support activities. However, the assets maintained in Canada and expenditures made in Canadian dollars have not been significant in 1999 or 2000. The Company has not, and does plan on entering into any programs which are intended to hedge its exposure to the Canadian dollar.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

         The Company's officers and directors are as follows:

        Name                       Age        Position(s)

Sandy J. Masselli, Jr.             38         Chairman of the Board, Chief
                                              Executive Officer and Secretary
Mitchell Brown                     35         Director, President and Chief
                                              Operating Officer
T. R. Anthony Malcom               66         Director
Robert D. Bonnell                  55         Director
Gala Tse                           42         Director
Richard B. Davis                   54         Director

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

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

         Sandy J. Masselli, Jr. has served as the Chairman of the Board, Chief Executive Officer, Secretary and a Director of the Company since January 1998. From May 1990 to the present, Mr. Masselli has served as Managing Director of Intercapital Asset Management Company, Inc., an investment advisory company, where he has been responsible for the selection and monitoring of investments as well as merchant banking activities. From May 1981 until May 1990, Mr. Masselli worked as a Vice President or Senior Vice President at several major securities and brokerage firms, including Prudential Securities, Inc., Drexel Burnham Lambert, Inc., Shearson Lehman Hutton, Inc. and Merrill Lynch Pierce Fenner & Smith, Inc. He holds a Bachelor of Arts degree in Political Science from Monmouth College and a Juris Doctor from LaSalle University.

         Mitchell Brown has served as the President, Chief Operating Officer and a Director of the Company since January 1998. He has over 10 years experience in the sales and marketing industry. From January 1990 to December 1997, Mr. Brown worked as a sales representative at Feldman Associates where his responsibilities included the sale of licensed and generic toys, candy, seasonal and novelty products. Mr. Brown holds a Bachelor of Science degree in Business Administration from Monmouth University.

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

SIGNIFICANT EMPLOYEES

         Vance P. Hein has been a Vice President of the Company since April 1, 1999 with responsibility for network administration. Mr. Hein has extensive experience with computer network administration and information and security systems management. From 1997 to 1998, Mr. Hein worked as Network Administrator for Intersphere Communications Ltd., a gaming software developer located in Plymouth Meeting, Pennsylvania, where he was responsible for the company's network, Web server and security system for user accounts. From 1992 to 1997, Mr. Hein was employed as Information Systems Manager by CVP Communications in West Chester, Pennsylvania, where he was responsible for all computer operations, desktop support and software installation. In addition, from 1976 to 1984, Mr. Hein served in the U.S. Navy where he had responsibilities in the broadcast network and shipboard communication areas. Mr. Hein has his MCSE Certification and holds an MFA degree in Film & Television Production/Information Technology from the University of Southern California, Los Angeles, as well as a B.S. degree in Secondary Education from Clarion University.

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

         Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the aggregate compensation paid to the Company's Chief Executive Officer. There were no other executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 2000:

                           SUMMARY COMPENSATION TABLE


                                                                                 Long-Term
                                                                                 Compensation
                                          Annual Compensation                    Securities
Name and                                  -------------------    Other Annual    Underlying
Principal Position(s)             Year    Salary ($)    Bonus    Compensation    Options/SARs (#)
- ------------------------------    ----    ----------    -----    ------------    ----------------

Sandy J. Masselli, Jr.(1)         2000    100,000(2)      0            0               0
Chairman of the Board             1999    100,000(2)      0            0               0
and Chief Executive Officer

1. Mr. Masselli became Chief Executive Officer of the Company as of January 23, 1998 as part of the Merger.

2.       See Deferred Compensation Arrangements below.

STOCK OPTIONS

         No stock options were granted or exercised during 2000 to or by any of the Company's named executive officers.

LONG-TERM INCENTIVE PLANS

         The Company made no awards to the named executive officers under any long-term incentive plan in 2000.

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

DEFERRED COMPENSATION ARRANGEMENTS

         Mr. Masselli, together with certain other senior officers of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company. The total amount of deferred officer salaries for 2000 and 1999 was approximately $880,000 and $540,000, respectively.

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

                                      Number of Shares
                                      of Common Stock
Name and Address of Beneficial Owner  Beneficially Owned(1)  Percent of Class(2)
- ------------------------------------  ---------------------  -------------------

Sandy J. Masselli, Jr                      73,250,000(3)             60.7
Mitchell Brown                              3,500,000(4)              5.8
Robert D. Bonnell                           2,350,000(5)              4.0
T. R. Anthony Malcom                          250,000(6)               .4
Gala Tse                                      250,000(7)               .4
Richard B. Davis                              250,000(8)               .4
Robert and Carole Knoblock                  4,140,000                 7.2
    294 South 200 W
    Valparaiso, Indiana 46383
Intercapital Asset Management Limited      57,000,000(9)             49.8
    c/o The Royal Bank of Scotland
    Shirley & Charlotte Street
    Nassau, The Bahamas
All directors and executive officers       79,500,000                71.7
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

FORMATION OF THE COMPANY

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

PERSONAL GUARANTY OF MPACT AGREEMENT

         Intercapital Global entered into an Agreement dated August 18, 1998 (the "Processing Agreement") with MPACT Immedia Transaction Services Ltd., a Bermuda company ("MPACT"), subsequently trasnsferred to Surefire Commerce Ltd. ("Surefire"), pursuant to which Surefire performs various credit card approval and processing services to facilitate Online Casino transactions in return for a weekly fee equal to 5.75% (reduced to 5.25% in 2000) of all approved and settled credit card transactions, subject to a minimum fee of $2,000 per month. The Processing Agreement is terminable by Intercapital Global, with or without cause, on 15 days notice to Surefire. Intercapital Global's obligations to Surefire under the Agreement are personally guaranteed by Sandy J. Masselli, Jr., the Chief Executive Officer of the Company. In 2000, this agreement was transferred by MPACT to Surefire.

OTHER

         From time to time, certain officers and directors of the Company have directly paid certain Company expenses, or have provided the Company with working capital advances. Such transactions have been recorded in the Company's books as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)  Financial Statements

              -   Report of Independent Accountants

              -   Consolidated Balance Sheets

              -   Consolidated Statement of Operations

              -   Consolidated Statement of Stockholders' Equity (Deficiency)

              -   Consolidated Statement of Cash Flows

              -   Notes to Consolidated Financial Statements

         (b)  Exhibits

         3.1      Certificate of Incorporation and amendments*

         3.2      Bylaws*

         10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*

         10.2 License Agreements dated April 9, 1999 and June 23, 1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd. (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*

         10.3 Amended and Restated Purchase Agreement dated May 5, 1999 between Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*

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

         10.9 Marketing and License Agreement dated January 14, 2000 between Intercapital Global and Online Gaming Systems, Ltd.**

         10.10 Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment International, S.A.**

         10.11 Purchase Agreement dated March 1, 2000 between Intecapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement**

         10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion**

         10.13 Agreement with Discount Charge card, Ltd. dated June 13,2000 regarding provision of advertising media and related cross-guarantee of parent companies

         10.14 Agreement with NorthStar Advertising, Inc. regarding provision of public relations services

* Incorporated by reference from the Company's Form 10-SB Registration Statement dated December 14,1999.

**Incorporated by reference from the Company's Form 10-KSB Annual Report dated December 31, 1999.

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

  Consolidated Statements of Cash Flows                                  F-6

  Notes to Consolidated Financial Statements                          F-7 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
 Total Entertainment Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Total Entertainment Inc. (an Indiana corporation) and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Inc. and Subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, at December 31, 2000, the Company's current liabilities exceeded its current assets by $1,016,000, and the Company lost $936,000 from operations for the year ended December 31, 2000. There are also significant legislative risks and uncertainties regarding on-line casino operations. In addition, the Company is involved in litigation as described in Note D-4. Although the Company's management believes it has meritorious defenses, there can be no assurance that the Company will prevail. If the Company does not prevail, it may have a material adverse impact on the financial condition of the Company. These factors, among others, as discussed in Note A-4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A-4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
- ----------------------
Grant Thornton LLP

Edison, New Jersey
March 9, 2001

                    Total Entertainment Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                       December       December
                                                       31, 1999       31, 2000
                                                       --------       --------
ASSETS

Current assets:
 Cash                                                $    23,865    $       369
 Accounts receivable                                      73,289        317,455
 Prepaid expense and other receivables                        --        275,750
                                                     -----------    -----------
     Total current assets                                 97,154        593,574

Property and equipment:
 Computer equipment                                      302,862        351,048
 Furniture and fixtures                                   30,683         48,845
                                                     -----------    -----------
                                                         333,545        399,893
 Less accumulated depreciation                            70,150        176,248
                                                     -----------    -----------
                                                         263,395        223,645
Other assets:
  Deferred licensing fees, net                           308,037        112,235
  Note receivable from NetForFun                              --        114,698
  Other assets                                            28,657         41,282
                                                     -----------    -----------
                                                     $   697,243    $ 1,085,434
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Accounts payable and accrued liabilities            $   163,271    $   224,506
 Customer account deposits                               201,457        211,118
 Current maturities of capital lease obligations          24,838         21,560
 Deferred compensation                                   540,000        880,000
 Due to directors and stockholders                        45,566        272,197
                                                     -----------    -----------
     Total current liabilities                           975,132      1,609,381

Capital lease obligations, less current maturities        37,639          4,999

Deferred income                                          464,682             --

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficiency):
 Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and
   outstanding, 57,388,443 shares at December 31,
   1999 and 58,388,443 shares at December 31, 2000        57,388         58,388
 Additional paid-in capital                            2,460,695      2,684,695
 Accumulated deficit                                  (3,298,293)    (3,272,029)
                                                     -----------    -----------

Total stockholders equity (deficiency)                  (780,210)      (528,946)
                                                     -----------    -----------

                                                     $   697,243    $ 1,085,434
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

                    Total Entertainment Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                       1999             2000
                                                   -----------      -----------
Revenues:
  Gaming revenues, net                             $   581,543      $ 1,084,429
  Hosting fees and commissions                              --           92,250
                                                   -----------      -----------
  Total Revenues                                       581,543        1,176,679

Costs and expenses:
 Cost of operations                                    369,112          416,078
 Research and development                               66,395          110,446
 Selling, general and administrative                 1,271,222        1,480,475
 Depreciation and amortization                          63,924          106,098
                                                   -----------      -----------
                                                     1,770,653        2,113,097
                                                   -----------      -----------

Loss from operations                                (1,189,110)        (936,418)

Other Income:
  Gain on sale of website                                   --          964,682

                                                   -----------      -----------
     Income (loss) before provision for
         income taxes                               (1,189,110)          28,264

Provision for income taxes                               1,606            2,000
                                                   -----------      -----------
     NET INCOME (LOSS)                             $(1,190,716)     $    26,264
                                                   ===========      ===========
Basic and diluted income (loss) per common share   $      (.02)     $       .00
                                                   ===========      ===========


The accompanying notes are an integral part of these statements.

                    Total Entertainment Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Years ended December 31, 2000 and 1999


                                                            Common stock
                                                           $.001 par value          Additional                       Total
                                                      -------------------------       paid-in     Accumulated     stockholders'
                                                         Shares        Amount         capital       deficit    equity (deficiency)
                                                      -----------    ----------     -----------   ------------   ------------

Balance, December 31, 1998                             55,717,208    $    55,717    $ 1,944,283   $(2,107,577)   $  (107,577)

Conversion of SGL advances and other amounts
 due to common stock                                    1,671,235          1,671        516,412                      518,083
Net loss for the year ended December 31, 1999                                                      (1,190,716)    (1,190,716)
                                                      -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1999                             57,388,443         57,388      2,460,695    (3,298,293)      (780,210)

Net income for the year ended December 31,2000                                                         26,264         26,264
Capital stock issued to Northstar Advertising Inc.      1,000,000          1,000        224,000                      225,000
                                                      -----------    -----------    -----------   -----------    -----------
Balance December 31,2000                               58,388,443    $    58,388    $ 2,684,695   $(3,272,029)   $  (528,946)
                                                      -----------    -----------    -----------   -----------    -----------


The accompanying notes are an integral part of this financial statement.

                    Total Entertainment Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                         1999           2000
                                                     ------------   -----------

Cash flows from operating activities:

 Net income (loss)                                   $(1,190,716)   $    26,264
 Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Amortization of deferred licensing fees              94,714        104,522
     Depreciation and amortization                        63,924        106,098
     Expenditures paid by directors and stockholders      69,456         21,000
     Gain on sale of website                                  --       (964,682)
     Deferred income                                     150,000             --
     Deferred income recognized                          (35,318)            --
     Deferred compensation                               340,000        340,000
     Interest accrued on loans from and net profit
      allocated to SGL                                    15,125             --
     Increase (decrease) in cash from changes in
      operating assets and liabilities:
        Accounts receivable                              (18,487)      (244,166)
        Prepaid expense and other                         38,044         27,905
        Accounts payable and accrued liabilities          79,379         61,235
        Customer account deposits                        149,597          9,661
                                                     -----------    -----------
          Net cash used in operating activities         (244,282)      (512,163)
                                                     -----------    -----------
Cash flows from investing activities:

 Purchase of property and equipment                      (77,323)       (66,348)
 Proceeds from sale of website                                --        100,000
 Payments received on note receivable                         --         45,302
                                                     -----------    -----------
          Net cash provided by (used in)
           investing activities                          (77,323)        78,954
                                                     -----------    -----------
Cash flows from financing activities:

 Principal payments on capital leases                     (9,726)       (35,918)
 Advances from directors and stockholders                 19,806        445,631
 Proceeds from SGL working capital loan                  305,000             --
                                                     -----------    -----------
          Net cash provided by financing activities      315,080        409,713
                                                     -----------    -----------
          NET DECREASE IN CASH                            (6,525)       (23,496)

Cash at beginning of period                               30,390         23,865
                                                     -----------    -----------
Cash at end of period                                $    23,865    $       369
                                                     ===========    ===========

See Note G for supplementary cash flow information.
- ---------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

NOTE A - BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

1.       CORPORATE STRUCTURE

         Total Entertainment Inc., formerly known as Kit Farms Inc. (the "Company"), incorporated in the state of Indiana, has three wholly-owned subsidiaries, Intercapital Global Fund Ltd. ("Intercapital Global"), an Antiguan company, Intercapital Canada Ltd. ("Intercapital Canada"), incorporated in the Province of Quebec, and Total Entertainment (Delaware) Inc., an inactive Delaware company.

         The Company offers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet located at www.theonlinecasino.com, www.theonlinesportsbook.com, www.bingoonthenet.com, as well as other sites ("collectively the "Online Casinos"). There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note D-1). The Company launched its www.theonlinecasino.com Web site on September 12, 1998.

         Intercapital Global, the operating company, owns a gaming license issued by the Government of Honduras and the Dominican Republic, and several Internet Web sites. The Company is currently using state-of-the-art casino gaming and sportsbook software under an informal license arrangement with Montana S.A. ("Montana"), a leading casino software development company. In the fourth quarter of 2000 the Company used this software on a no-cost trial basis. In 2001 the Company began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. The Company is exploring the possibility of entering into a formal license agreement with Montana, one which would either require us to purchase the software or pay a fixed fee and/or volume-based royalty. There is no assurance that our informal software license from Montana will continue or that we will enter into a formal license agreement. It also licenses software for the gaming and sportsbook operations from Online Gaming Systems (formerly known as Atlantic Entertainment International Inc. ("OGS"), an independent software developer, and other vendors. Intercapital Global accepts wagers via the Internet through an E-commerce credit card processing agreement with MPACT Immedia Transaction Services Ltd. ("MPACT"). During 2000, this contract was transferred by MPACT to Surefire Commerce Ltd.

         Intercapital Canada provides Intercapital Global with technical and customer support and administrative services.

2.       WWW.SLOTSVEGAS.COM TRANSACTIONS

         A. SGL TRANSACTION. In June 1999, the Company launched an Online Casino geared toward slots players located at WWW.SLOTSVEGAS.COM ("Slotsvegas"). On May 5, 1999, the Company entered into an agreement with Summerhill Gaming Limited ("SGL") to transfer a 50% ownership interest and profit and loss participation in Slotsvegas. The agreement did not specify a fixed period and remains in effect as long as the Web site is in operation. In consideration for this interest, SGL paid $150,000 in cash to the Company and paid $350,000 of obligations to vendors on behalf of the Company, which was recorded as deferred income. Such amounts are non-refundable.

         The agreement requires the Company to pay SGL 50% of the net profits derived from the Slotsvegas site, on a monthly or other interim basis, as agreed to by the Company and SGL. To the extent that the Slotsvegas site incurs net losses, SGL will pay the Company 50% of such amounts. Through December 31, 2000, the net profit derived from the Slotsvegas site was insignificant.

         The agreement with SGL in substance represents the sale of future income and was accounted for as deferred income in accordance with Emerging Issues Task Force issue No. 88-18. The amount of deferred income to be amortized was calculated using the ratio of the amounts to be paid to SGL over management's estimate of the total payments expected to be made to SGL over four years (the management's expected life of the website). At such time, if ever, that the deferred income balance is fully amortized, any payments to SGL will be charged to earnings in the current period. Further, SGL will pay the Company 50% of any net losses of the Slotsvegas website; accordingly, any future amounts received by the Company will be recorded as a reduction of the Slotsvegas site's operating expenses.

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

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

         B. NETFORFUN TRANSACTION. In March 2000, pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com, Inc., a publicly held Canadian company ("Netforfun"), the Company sold its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to Netforfun for $2,000,000, payable as follows:

            o    $100,000 in cash upon signing of the purchase agreement;

            o $400,000 in the form of a five-year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on or before July 1, 2000; and

            o $1,500,000 in the form of 15,000,000 shares of Netforfun common stock valued by the parties at $0.10 per share.

         Given the current financial position of Netforfun, and its stock valuation profile, no amounts will be recognized by the Company relating to the sale of the website for common stock held until the uncertainty of realization is satisfied. The Company and Netforfun agreed in June 2000, that any winnings allocable to Netforfun were to be first applied against the principle of the note receivable. Approximately $35,000 in Netforfun's share of the winnings from the website has been applied against the note receivable. Effective June 30, 2000, the Company assigned $240,000 of the note receivable from Netforfun to Intercapital Asset Management (see Note E) in partial satisfaction of amounts owed by the Company to Intercapital Asset Management. Effective December 31, 2000, SGL agreed to assume the obligation of Netforfun under the note receivable if the obligation is not satisfied prior to October 1, 2001.

         Intercapital Global has also entered into a Maintenance and Support Services Agreement with Netforfun pursuant to which Intercapital Global has agreed to provide certain maintenance and support services to Netforfun for the Slotsvegas software for an initial term of one year for a fee of $15,000 per month, subject to adjustment. The Company received and recorded revenue of $45,000 under this agreement during the year ended December 31, 2000. The Company also agreed to defer further billing and revenue recognition under this agreement for monthly payments owed to us pursuant to the Maintenance and Support Services Agreement, from July 2000 until such time as the traffic of the Slotsvegas Web site becomes more significant.

         C. GAIN ON SALE OF WEB SITE. As a result of the Netforfun transaction and certain agreements with SGL, which modified (relieving the Company of any continuing obligations and risks with respect to the Slotsvegas website) the original SGL agreement, the unamortized deferred income was recognized in the year ended December 31, 2000. The total gain on the sale of the Web site amounted to $964,682 during the year ended December 31, 2000 (which is the aggregate of the $500,000 received directly or indirectly by SGL and $500,000 in the form of notes receivable and cash from Netforfun, less approximately $35,000 recognized in 1999).

3.       ONLINE CASINO HOSTING AND LICENSING BUSINESS

         During 2000, the Company developed plans for an online casino and sportsbook software licensing business and related services to provide a turnkey solution to customers who wish to establish and operate their own Internet casino. The Company has delayed the launch of this product in order to develop improved quality proprietary products. During 2000, the Company earned approximately $47,500 from a limited number of hosting and licensing business sales. The Company initially acquired several properties to launch this activity, as described below. The Company is currently testing and evaluating several new properties.

         Pursuant to a Marketing and Licensing Agreement with OGS dated January 14, 2000 (the "OGS Agreement"), Intercapital Global obtained an exclusive worldwide license to market and sell certain casino software developed by OGS to persons seeking to establish their own Internet casino Web sites. As additional consideration for the Agreement, the Company agreed to issue 1,500,000 shares of common stock to OGS in installments over the five-year term of the agreement (See Note C-1). During 2000, the Company issued 370,000 shares of common stock to OGS pursuant to the OGS Agreement. Effective December 31, 2000, the OGS Agreement was terminated and the Company was relieved any further warranty and maintenance obligations under the Marketing and Licensing Agreements. OGS returned the 370,000 shares of common stock of the Company.

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

         Intercapital Global entered into an Information Provider Services Agreement (the Dominican Hosting Agreement") dated February 1, 2000 with Caribbean Entertainment International, S.A. ("CEI"). Pursuant to the Dominican Hosting Agreement, CEI has agreed to install Internet casino game and Web servers necessary to host online casinos for Intercapital Global's software licensees in the Dominican Republic. In order to allow Intercapital Global to license casino gaming software to others on a turnkey basis, whether supplied by OGS or another software vendor, CEI transfered to Intercapital Global ownership of a special purpose entity formed to hold an Internet gaming license issued by the government of the Dominican Republic. The entity has sublicensed the right to operate an Internet casino in the Dominican Republic to Intercapital Global's software licensees who therefore will not need to obtain a license directly from the government.

4.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred a loss from operations since inception. At December 31, 2000 and 1999, the Company has a working capital deficiency of approximately $1,016,000 and $878,000, respectively, and a stockholders' deficiency of approximately $528,000 and $780,000, respectively. The Company is also involved in litigation (as described in Note D-4), which, if the Company is unsuccessful in its defense, could have a material adverse effect on the Company. There are also significant legislative risks and uncertainties regarding on-line casino operations.

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

         The Company's plans and actions with respect to this situation include the following:

         a. In 2000, the Company re-focused its business on running its casino and sportsbooks, with improved software and graphics. The Company has also entered into a significant advertising campaign and promotional programs to increase traffic at the website.

               o Entered into a transaction with an advertising consultant to assist us in developing our advertising strategy;

               o Entered into a barter transaction (See Note D-8), whereby we will obtain up to $5 million of advertising media in various media, including radio (such as WNEW 102.7 in New York
                    City), newsprint, magazines (such as Ocean Drive, Maxim, Continental Airlines and TWA's inflight magazines), etc. in exchange for an equal amount of "I-chips" in our Online Casinos.

         b. Obtain advances from affiliated companies, officers or other sources, as necessary, to fund operating expenses.

         c. Defer officers' salaries until such time the Board of Directors determines it is appropriate to commence payment. (See Note E-1.)

          d. Currently the Company is running its casino on new and improved software on a trial basis. The Company is exploring the possibility of entering into a formal agreement with, Montana, the casino software development company, one which would either require us to purchase such software or pay a volume-based royalty.

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

NOTE B - ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.       PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

4.       EARNINGS (LOSS) PER SHARE

         Basic earnings per share for the year ended December 31, 2000 is computed by dividing the income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The denominator for the basic earnings per share calculation for the year ended December 31, 2000 is 58,174,591 shares, and the denominator for the diluted earnings per share calculation, which includes the dilutive effect of stock options of 16,531,393 shares for the year ended December 31, 2000 is 74,705,984 shares. The amount of options not considered in the loss per share calculation because their effect was antidilutive was 52,718,607.

         Basic loss per share for the year ended December 31, 1999 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The amount of options not considered in the loss per share calculation for the years ended December 31, 1999 because their effect was antidilutive was 69,250,000 shares.

5.       INCOME TAXES

         Total Entertainment is responsible for filing a United States Federal income tax return, while Intercapital Canada is responsible for filing a Canadian tax return. Intercapital Global is not required to file a United States corporate income tax return because it is a foreign corporation and has no U.S. source income or U.S. operations. Intercapital Global is not required to file an Antiguan tax return since it is an International Business Corporation not subject to taxation. (See Note D-6.)

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

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

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

8.       VALUATION OF LONG-LIVED ASSETS

         The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The statement requires that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and value long-lived assets to be disposed of. The carrying values of the long-lived assets are reviewed if the facts and circumstances suggest that such assets may be permanently impaired. If the expected future undiscounted cash flows derived from such assets is less than the carrying value, such value would be reduced to its fair value.

9.       RESEARCH AND DEVELOPMENT EXPENSES

         Costs associated with research and development, principally relating to website development and e-commerce development are expensed as incurred. Such costs also include expenditures for developing a methodology for on-line gaming and investigating the development of certain software gaming products.

10.      ADVERTISING EXPENSES

         Costs associated with advertising are expensed as incurred, and amounted to $167,000 and $212,000 for the years ended December 31, 2000 and 1999, respectively. See also Note C-1.

11.      SEGMENT AND RELATED INFORMATION

         The Company operates as one active segment, internet-based gaming, and follows the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

         The online gaming and hosting business has no dedicated assets and liabilities, and the Company recorded $92,250 (including $45,000 pursuant to the Netforfun Maintenance agreement) of revenue related to this activity during the year ended December 31, 2000. The Company has deferred the launch of this business until improved proprietary products and services can be developed or obtained.

         The total assets of the Company held in Canada and Antigua at December 31, 1999 were $266,000 and $431,000, and at December 31, 2000 were $208,000 and
$845,000, respectively. Customers who log on to the Company's websites are located in countries throughout the world. It is impractical for the Company to determine the revenues generated from any one geographic location.

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

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents are assumed to be at fair value because of the liquidity of the instruments. Accounts and notes receivable and accounts payable are assumed to be at fair value because of the short term nature of the instruments.

15.      DEFERRED LICENSING FEES

         Deferred licensing fees are prepaid costs to acquire a software license, which are amortized over the four-year term of the license agreement. Accumulated amortization at December 31, 2000 and 1999 was approximately $67,000 and $44,000, respectively.

         Royalty payments on such license, based upon a percentage of winnings, are expensed as incurred and amounted to approximately $6,500 and $0 for the years ended December 31, 1999 and 2000, respectively. Maintenance fees are expensed as incurred.

16.      RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. The Company believes that the adoption of SFAS 133 will have no impact on our financial position or results of operations.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company's policies on revenue recognition are consistent with this bulletin.

         In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - and Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. We adopted in the accompanying financial statements the provisions for the definition of the grant date for options whose grant was subject to stockholder approval. The adoption of FIN 44 had no material impact on the accompanying financial statements.

         In January 2000, the Emerging issues Task Force ("EITF") reached a consensus on Issue No. 99-17, "Accounting for Barter Transactions", to be effective for transactions entered into after January 20,2000. The consensus states that advertising barter transactions should be accounted for at fair value and that the fair value recognized be disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. The Company is the purchaser of advertising in barter transactions (See Note D-8), although there were no significant barter transactions conducted during 2000. The Company is evaluating the impact that this statement will have on its results of operations, financial position and disclosures in 2001, when more barter transactions are expected to occur.

17.      RECLASSIFICATIONS

         Certain reclassifications to 1999 reported amounts have been made in the financial statements to conform to 2000 presentation.

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

NOTE C - CAPITAL STOCK AND STOCK OPTIONS

1.       COMMON STOCK TRANSACTIONS

         During 2000, the Company entered into a transaction whereby 1,000,000 common shares were issued to Northstar Advertising Inc. in exchange for consulting services for internet-based advertising through July 31, 2001. The Company recorded the value of the advertising to be received based upon the quoted market value of the common shares at the date of issuance, which amounted to $225,000. The commencement of the consulting services were delayed until December 2000, and accordingly, the Company expended approximately $19,000 of such cost during the year ended December 31, 2000. The Company may issue stock options to Northstar Advertising Inc. for future services.

         During 2000, the Company issued 370,000 shares of common stock to Online Gaming System Ltd. pursuant to the OGS Agreement. Upon cancellation of the OGS Agreement effective December 31, 2000, the shares were returned by Online Gaming System Ltd to the Company.

         During 2000, the Company issued 500,000 shares to an individual in exchange for investor relations services. This agreement was rescinded, and the shares returned to the Company, prior to the commencement of any investor relations activities by the individual.

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

         The Company had no options granted, exercised and forfeited during the years ended December 31, 2000 and 1999. The following table summarizes information about the shares outstanding and exercisable for options, including the option held by Intercapital Asset Management Limited (See Note E-3), at December 31, 2000.

                                          Weighted-
                                           average
                                         remaining
        Exercise         Number        contractual life     Number
         prices        outstanding         in years       exercisable
         ------        ----------          --------       -----------
         $.1875        66,500,000           6.1            66,500,000
          .15           2,750,000           6.75            2,750,000
                       ----------                          ----------
                       69,250,000                          69,250,000
                       ==========                          ==========

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

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

PENDING UNITED STATES LEGISLATION AND OTHER EXISTING LAWS

         Governments in the United States or other jurisdictions may in the future adopt legislation that restricts or prohibits Internet gambling. After previous similar bills failed to pass in 1998, in November, 1999, the United States Senate passed a bill intended to prohibit and criminalize Internet gambling (other than certain stated regulated industries). A similar bill failed to pass the United States House of Representatives. There can be no assurance as to whether the Senate bill or any similar bill will become law.

         In addition, existing U.S. Federal statutes and state laws could be construed to prohibit or restrict gaming through the use of the Internet, and there is a risk that government authorities may view the Company as having violated such statutes or laws, notwithstanding the Company's gaming licenses issued to Intercapital Global by the governments of Honduras, Costa Rica and the Dominican Republic. Several State Attorney Generals and court decisions have upheld the applicability of state antigambling laws to Internet casino companies.

         Accordingly there is a risk that criminal or civil proceedings could be initiated in the United States or other jurisdictions against the Company and/or its employees, and such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company and/or its employees. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

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

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

2.       OPERATING LEASES

         The Company signed a lease for office premises in June 1999 for a period of five years ending July 31, 2004 for a minimum annual rent of $22,000 plus operating costs. The lease contains escalation clauses for payments of expenses over base rent. The approximate minimum annual rental commitments under these operating leases currently in effect at December 31, 2000 are as follows:

                   Year ending December 31,
                     2001                     22,000
                     2002                     24,000
                     2003                     25,000
                     2004                     15,000
                                             -------
                     Total minimum payments  $86,000
                                             =======


         Rent expense for the years ended December 31, 2000 and December 31, 1999 was approximately $90,000 and $93,000, respectively. The Company also pays for a portion of Intercapital Asset Management's (See Note E-3) leased facility in New Jersey under an informal agreement. Intercapital Asset Management's total commitment under this lease is $4,500 per month plus common area expenses for 60 months.

3.       CAPITAL LEASE OBLIGATIONS

         The Company leases certain equipment under various capital leases which will expire through 2002.

         Minimum payments for the capital leases are as follows:

         2001                                       $23,594
         2002                                         6,162
                                                    -------
         Total minimum lease payments                29,756

         Less amounts representing interest           3,197
                                                    -------
                                                    $26,599
                                                    =======
         Current portion                            $21,560
         Long-term portion                            4,999
                                                    -------

                                                    $26,559
                                                    =======


         Equipment recorded under capital leases was $100,427. Accumulated amortization of capital assets subject to capital leases amounted to approximately $45,000 at December 31, 2000. Interest on capital leases amounted to approximately $14,000 and $7,000 for the years ended December 31, 1999 and 2000, respectively.

4.       LITIGATION

         On October 11, 1999, the Company filed a demand for arbitration (the "Statement of Claim") with the American Arbitration Association in Chicago, Illinois (the "AAA Action") against Robert W. Knoblock, Carole Knoblock and Jille Knoblock (collectively, the "Respondents"), the officers, directors and/or principal shareholders of Kit Farms, Inc. ("Kit"), predecessor to the Company. Specifically, the Company and another claimant (the "Claimants") allege that in connection with the January 1998 reverse merger between Kit and Mint, (See Note E-3) the Respondents breached

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

certain representations and warranties they made in connection with the outstanding number of shares and/or fraudulently misrepresented the outstanding number of shares of Kit. The Claimants are seeking damages of $2,700,000 plus interest, costs and attorney fees.

         On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection with their defense of the AAA Action, on December 8,1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana ( the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5.5 million arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company moved to compel arbitration of the claims brought in the State Court Action and such motion was denied. The Company chose not to appeal the decision and has asserted its claims set forth in the AAA Action as counterclaims in the State Court Action. In the State Court Action, the Respondents have also brought a claim against the Company's transfer agent, Equity Transfer Services, Inc. In turn, Equity Transfer has cross-claimed against the Company for defense costs and indemnification. All parties in the State Court Action are currently engaged in discovery. Counsel for the Respondents has withdrawn from the State Court Action and Respondents had not, as of March 5, 2001, retained new counsel.


         The Company and its subsidiaries are a party to various claims and litigation arising in the normal course of conducting its business. The Company believes that these matters, taken individually, or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

5.       OGS GAMING SOFTWARE CONTRACTS

         On April 9, 1999, the Company signed two agreements with OGS granting it the right to use casino and sportsbook gaming software for a four-year period ended April 9, 2003. The terms of the agreement required payment of $247,500 upon signing (which amount was paid in 1999) and an obligation to pay the licensor a royalty of 7% of the Company's gaming revenue.

         On June 23, 1999, the Company signed two additional agreements with OGS for the rights to two more games for a four-year period ended June 23, 2003. Under the terms of this agreement, the Company paid $102,500 upon signing and must pay a royalty of 5% and 7%, respectively of the Company's gaming revenue.

         The Company also signed an agreement with OGS for support and maintenance of the licensed software for an initial period of one year ending June 30, 2000, at a cost of $5,000 per month, subject to adjustments. As part of the termination of the OGS Agreement discussed in Note A-3, the Company will have no royalty payments and minimal maintenance costs on an ongoing basis.

         In March 2000, the Company returned software and the related licenses with an aggregate cost of $172,000 to OGS, of which approximately $95,000 was refunded to the Company and the remaining $77,000 is due to be paid through June 2001. The Company believes the remaining OGS software and related licenses will be utilized by the Company in other company-owned Web sites or its casino hosting and licensing business.

         MONTANA

         The Company is currently using state-of-the-art casino gaming and sportsbook software under an informal license arrangement with Montana S.A. ("Montana"), a leading casino software development company. In the fourth quarter of 2000 the Company used this software on a no-cost trial basis. In 2001 the Company began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. The Company is exploring the possibility of entering into a formal license agreement with Montana, one which would either require us to purchase the software or pay a fixed fee and/or volume-based royalty. There is no assurance that our informal software license from Montana will continue or that the Company will enter into a formal license agreement.

6.       INCOME AND OTHER TAX RETURNS

         Through December 31, 1999, Total Entertainment, its subsidiaries and its predecessor companies including Kit Farms, had not filed all required income tax returns or other tax returns or reports required by Federal, State, Local or other jurisdictions. The Company will investigate and consult with appropriate authorities shortly to establish a plan to become compliant. For substantially all periods, these entities had not generated any taxable profits; therefore, management believes the amount of taxes due, including any potential penalties and interest, for past periods is not considered significant.

7.       CREDIT CARD PROCESSING CONTRACT

         In August 1998, the Company entered into an agreement with MPACT, subsequently transferred to Surefire, whereby Surefire performs various credit card approval and processing services for the online casino operations. Surefire receives a fee equal to 7%, subsequently reduced to 5.25% in 2000, of all

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

approved and settled credit card transactions, subject to a minimum of $2,000 per month. The agreement is terminable by the Company with 15 days' notice to Surefire. Surefire holds a security deposit of $25,000 from the Company, and has a personal guaranty of Mr. Masselli, the Company's Chief Executive Officer.

8.       BARTER TRANSACTION

         In June 2000, the Company entered into an agreement with Discount Charge Card Ltd. ("DCC") whereby DCC will provide up to $5 million worth of advertising media to the Company in exchange for an equal amount of "I-chips" to be use in the Company's Online Casinos. Through December 31, 2000, there was minimal activity pursuant to this agreement. The Company anticipates a greater volume of activity in 2001.

NOTE E - RELATED PARTY TRANSACTIONS

1.       DEFERRED COMPENSATION

         During 1998 through 2000, the officers of the Company did not receive any cash compensation for their services. Such amounts totalled approximately $540,000 at December 31, 1999 and $880,000 at December 31, 2000 and are being deferred by the Company until such time as determined by the relevant officer. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each officer may elect by written notice to the Company by the Board of Directors of the Company to be paid. The Company anticipates deferring a substantial portion of the officers' salaries in 2001.

2.       DUE TO DIRECTORS AND STOCKHOLDERS

         From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 1999 and 2000. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts. In 2000, the Company satisfied a portion of these advances by assigning $240,000 of its note receivable from Netforfun to Intercapital Asset Management (See Note
2B).

3.       HISTORY OF COMPANY FORMATION

         Mr. Masselli had effective control of Mint Energy and affiliates and Intercapital Global. Mr. Masselli has effective control of Intercapital Asset Management Limited.

         Kit Farms was incorporated on April 22, 1993 and was engaged in the pet food business until 1995, when the remaining assets and liabilities were liquidated. From that date to January 28, 1998, Kit Farms was an inactive public company trading on the Nasdaq over-the-counter bulletin board market ("bulletin boards").

         From 1996 through 1998, Mint Energy and its subsidiaries had spent several years exploring the possibilities of and developing software for a gaming and wagering operation accessible through the Internet. These entities had no revenues or employees during this period. Funds used by Mint Energy and subsidiaries to conduct these activities and develop the business were received as advances which are reflected as capital contributions from Sandy J. Masselli, Jr., Chairman of the Board ("Mr. Masselli") and other shareholders of Mint Energy. At the time of the merger, the shareholders of Mint and Intercapital Global were identical (the "Beneficial Owners").

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

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

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

         Kit Farms changed its name to Total Entertainment Inc. on February 19,1998.

         Under accounting principles generally accepted in the United States of America, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Mint Energy for the net monetary assets of Kit Farms, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the "legal acquirer" (Kit Farms) are those of the "accounting acquirer" (Mint Energy). Earnings per share ("EPS") are calculated to reflect the Company's change in capital structure for all periods presented.

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

NOTE F - INCOME TAXES

         Upon filing income tax returns (see Note D-6), the Company could have net operating losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carryforwards, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended December 31, 1999 and 2000, and income generated in Antiqua is not subject to income taxes.

                   TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000
                                   (Continued)

         Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carryforwards that could become available under Section 382 of the Internal Revenue Code.

NOTE G - SUPPLEMENTARY CASH FLOW INFORMATION

1. NON-CASH TRANSACTION. During the year ended December 31, 1999, SGL paid approximately $548,000 of the Company's obligations to certain of its vendors as follows:

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
                                                                    ========


         The 1999 payments made by SGL for software licensing fees of $350,000 in addition to the $150,000 in cash paid to the Company was consideration for a fifty-percent interest in the Slotsvegas website.

         1999 payments for software maintenance, computer equipment and selling, general and administrative expenses by SGL were loans made to the Company under their agreement (See Note A).

         In 2000, $240,000 of advances from directors and stockholders were repaid through the assignment of a notes receivable (See Note 2B and Note E2). In addition the Company issued Common Stock, with a fair value of $225,000, for advertising services (see Note C1).

2. INTEREST AND TAXES PAID. During 1999 the Company paid approximately $6,000 of taxes and $14,000 of interest. During 2000 the Company paid approximately $2,000 of taxes and $7,000 of interest.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOTAL ENTERTAINMENT INC.

                                       By /s/ SANDY J. MASSELLI, JR.
                                          --------------------------
                                       Sandy J. Masselli, Jr.,
                                       Chairman of the Board, Chief Executive
                                       Officer and Director

                                       Date: March 29, 2000


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                        Date
- ---------                                -----                        ----

/s/ MITCHELL BROWN             President, Chief Operating        March 29, 2000
- -----------------------        Officer and Director
Mitchell Brown

/s/ T.R. ANTHONY MALCOM        Director                          March 29, 2000
- -----------------------
T.R. Anthony Malcom

/s/ ROBERT D. BONNELL          Director                          March 29, 2000
- -----------------------
Robert D. Bonnell

/s/ GALA TSE                   Director                          March 29, 2000
- -----------------------
Gala Tse

/s/ RICHARD B. DAVIS           Director                          March 29, 2000
- -----------------------
Richard B. Davis