Form 10QSB
period 2001-03-31
TOTAL ENTERTAINMENT INC
filed 2001-05-15
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

                      Commission File Number: _____________

                            TOTAL ENTERTAINMENT INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            INDIANA                                               35-1504940
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization                                Identification No.)
                                                                 (Zip Code)

          1411 Peel Street, Suite 500, Montreal, Quebec, Canada H3A 1S5
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (514) 842-6999
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 11, 2001, there were 58,388,443 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                           Total Entertainment, Inc.

                                     Index

                                                                          Page

PART I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
  December 31, 2000 and March 31, 2001 (Unaudited)                             3

Condensed Consolidated Statements of Operations
  Three Months Ended March 31, 2001 and 2000 (Unaudited)                       4

Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2001 and 2000 (Unaudited)                       5

Notes to Condensed Consolidated Financial Statements                      6 -  8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     9 - 11

PART II. Other Information                                                    12

Signatures                                                                    14

                   PART I. Financial Information (Unaudited)

                   Total Entertainment, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                   as at March 31, 2001 and December 31, 2000



                                                     December 31,    March 31,
                                                         2000           2001
                                                                    (unaudited)
                                                     -----------    -----------
ASSETS

Current assets
   Cash                                              $       369    $     9,371
   Accounts receivable                                   317,455        265,391
   Prepaid expenses and other receivables                275,750         69,500
                                                     -----------    -----------
        Total current assets                             593,574        344,262

Property and equipment
   Computer equipment                                    351,048        354,893
   Other furniture and fixtures                           48,845         49,506
                                                     -----------    -----------
                                                         399,893        404,399
   Less accumulated depreciation                         176,248        205,307
                                                     -----------    -----------
                                                         223,645        199,092
Other assets
   Deferred licensing fees, net                          112,235        101,014
   Note receivable from NetForFun                        114,698        114,698
   Other assets                                           41,282         41,282
                                                     -----------    -----------

                                                     $ 1,085,434    $   800,348
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities          $   224,506    $   202,482
   Customer account deposits                             211,118        250,075
   Current maturities of capital lease
      obligations                                         21,560         15,652
   Deferred compensation                                 880,000        880,000
   Due to directors and stockholders                     272,197        257,252
                                                     -----------    -----------
         Total current liabilities                     1,609,381      1,605,461

Capital lease obligations, less current
   maturities                                              4,999          6,195

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31,2000 and
   March 31,2001                                          58,388         58,388
   Additional paid-in capital                          2,684,695      2,684,695
   Accumulated deficit                                (3,272,029)    (3,554,391)
                                                     -----------    -----------
                                                        (528,946)      (811,308)
                                                     -----------    -----------

                                                     $ 1,085,434    $   800,348
                                                     ===========    ===========

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                   Three months ended March 31, 2001 and 2000
                                   (unaudited)

                                                    March 31,        March 31,
                                                      2000             2001
                                                  ------------     ------------
Income
   Gaming revenues, net                           $    162,684     $    791,673
   Hosting fees and commissions                         47,250               --
                                                  ------------     ------------
                                                       209,934          791,673

Costs and expenses
   Cost of operations                                  132,297          401,838
   Research and development                             18,008           44,014
   Selling, general and administrative                 259,806          599,124
   Depreciation and amortization                        24,512           29,059
                                                  ------------     ------------
                                                       434,623        1,074,035
OTHER INCOME
   Sale of website                                     564,681               --
                                                  ------------     ------------
NET INCOME (LOSS) FOR THE PERIOD                  $    339,992     $   (282,362)
                                                  ============     ============
Income (loss) per common share
   Basic                                          $        .01     $        .00
   Diluted                                        $        .00     $        .00

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         57,388,443       58,388,433
                                                  ============     ============
      Diluted                                       83,632,610       58,388,433
                                                  ============     ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows

                   three months ended March 31, 2001 and 2000
                                   (unaudited)

                                                          March 31,   March 31,
                                                            2000        2001
                                                          --------    --------
Cash flows from operating activities
   Net income (loss)                                        339,992    (282,362)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Amortization of deferred licensing fees               78,984      11,221
       Depreciation and amortization                         24,512      29,059
       Gain on sale of website                             (100,000)         --
       Deferred income                                     (464,681)         --
       Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                             (21,541)     52,064
            Prepaid expense and other                            --     206,250
            Accounts payable and accrued liabilities        (88,079)    (22,024)
            Customer account deposits                       (87,374)     38,957
            Deferred compensation                            85,000          --
                                                           --------    --------
               Net cash provided by (used in)
                 operating activities                      (233,187)     33,165

Cash flows from investing activities
   Purchase of computers and equipment                       (6,379)     (4,506)
   Proceeds from sale of website                            100,000          --
                                                           --------    --------
               Net cash provided by (used in)
                 operating activities                       (93,621)     (4,506)

Cash flows from financing activities
   Principal payments on capital leases                     (22,327)     (4,712)
   Advances from (repayments to) directors and
     stockholders, net                                      155,000     (14,945)
                                                           --------    --------
        Net cash provided by (used in) financing
          activities                                        132,673     (19,657)
                                                           --------    --------

        NET INCREASE (DECREASE) IN CASH                      (6,893)      9,002

Cash at beginning of period                                  23,865         369
                                                           --------    --------

Cash at end of period                                        16,972       9,371
                                                           ========    ========

                            TOTAL ENTERTAINMENT, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - Summary of Accounting Policies

         The unaudited interim financial statements of Total Entertainment, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of complete financial statements.

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three month period ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000, respectively.

         The accounting policies followed by the Company are set forth in Note A of the Company's financial statements as contained in the Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The Form 10-KSB contains additional data and information with respect to intangible assets, stock option plans, reserved shares, income taxes, commitments and contingencies, and other items and is incorporated by reference.

         The results reported for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE B - RECENT DEVELOPMENTS

Agreement with North Star Advertising, Inc.

         During 2000, the Company entered into a transaction whereby 1,000,000 common shares were issued to Northstar Advertising Inc. ("Northstar") in exchange for consulting services for internet-based advertising through July 31, 2001. The Company recorded the value of the advertising to be received based upon the quoted market value of the common shares at the date of issuance, which amounted to $225,000. Northstar fulfilled its obligations pursuant to the agreement in the first quarter of 2001. Accordingly, the balance of prepaid advertising of approximately $200,000 was expensed in the first quarter of 2001.

NOTE C - NET INCOME (LOSS) PER COMMON STOCK

         The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS
128) which specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or instruments which are potentially common stock.

         Basic earnings (loss) per common share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is determined by dividing the net income
(loss) by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. In the first quarter of 2001, 69,250,000 options were not included in the loss per share calculation because their effect was antidilutive.

                                         Three Months Ended   Three Months Ended
                                           March 31, 2000       March 31, 2001
                                           --------------       --------------

Basic Shares                                 57,388,433           58,388,433

Dilution:  Stock Options                     26,244,167                   --
                                             ----------           ----------
Diluted Shares                               83,632,610           58,388,443
                                             ==========           ==========

Income (loss) available to
   Common shareholders                          339,992             (282,362)

Basic earnings (loss) per share              $      .01           $      .00
Diluted earnings (loss) per share            $      .00           $      .00


NOTE D - RELATED PARTY TRANSACTIONS

1.   Deferred Compensation

         A total of $880,000 in deferred compensation was accrued for the officers of the Company from the start of operations in 1998 to December 31,2000. The deferred salaries will be paid to such persons in cash or stock of the Company at such future time as each officer may elect by written notice to the Board of Directors of the Company. Starting January 1,2001, officers' salaries were paid in cash.


2.   Due to Directors and stockholders

         Intercapital Asset Management Inc., an entity which is controlled by the Company's President and Chief Executive Officer, was owed a total of $98,000 by the Company as at March 31,2001. This amount is included in due to Directors and Stockholders. The amount advanced bears no interest and has no scheduled repayment terms.

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

     On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection with their defense of the AAA Action, on December 8, 1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana (the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5.5 million arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company moved to compel arbitration of the claims brought in the State Court Action and such motion was denied. The Company chose not to appeal the decision and has asserted its claim set forth in the AAA action as counterclaims in the State Court Action. In the state Court Action, the respondents have also brought a claim against the Company's transfer agent, Equity Transfer Services Inc. In turn, Equity transfer has cross-claimed against the Company for defense costs and indemnification. All parties in the state Court Action are currently engaged in discovery. Counsel for the respondents have withdrawn from the State Court Action and Respondents had not, as of May 11,2001, retained new counsel.

     The Company and its subsidiaries are a party to various claims and litigation arising in the normal course of conducting its business. The Company believes that these matters, taken individually, or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

3.   Liquidity

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,261,199 as at March 31, 2001. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries to December 31,2000, advances made by affiliates, advances made by SGL pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion of the financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and Form 10-KSB for the year ended December 31, 2000. Except for the historical information contained herein, the discussion in this Form 10-QSB contains forward-looking statements that involve risks, uncertainties and assumptions such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this document. The actual results, levels of activity, performance, achievements and prospects could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed elsewhere in this Form 10-QSB.

Overview

         From 1996 through August 1998, we were considered a development stage company. On September 12, 1998, we launched the www.theonlinecasino.com Web site and began generating revenues. In the two fiscal years ended December 31, 2000, we continued these initial activities and also focused on:

                o  Increasing marketing activities;

                o  Launching new online gaming Web sites;

                o  Implementing improved gaming software;

                o  Improving the functionality and appearance of the Web sites;
                           and

                o Enhancing our financial, infrastructure and administrative capabilities.

         We intend to continue to increase our marketing and administrative activities, and to increase other operating expense as required to build our business. In the first quarter of 2001, we focused our activities on the following:

         o    Engaging qualified personnel to refine our web sites;

         o Testing and refining various aspects of new software for the Casino and Sportsbook operations;

         o    Marketing to existing and potential customers

         o Increasing our staff and remunerating the officers of the Company in cash.

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

Results of Operations

         Revenues. Net revenues in the quarter ended March 31, 2001 were approximately $792,000, while in the quarter ended March 31, 2000, revenues were approximately $210,000. Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. The net revenue from the Casino for the quarter ended March 31, 2001 was approximately 248% more than the comparable 2000 quarter due to a higher volume and winning percentage. The higher volume is attributable, in part to an advertising campaign designed to increase traffic to our website. Net revenues from the Sportsbook operations were approximately $423,000 and $189,000 for the quarter ended March 31, 2001 and 2000 respectively, due to the higher volume. Substantially all of the Sportsbook revenues occur, historically, in the first and fourth quarters of the year when both gross volume and the hold (net winnings percentage by the Company) were higher than in subsequent quarters. The hold on baseball games in the summer months is typically less than the hold for football games. The volume of wagering was significantly higher in the first quarter, due in part to the seasonal effect of online activity, which usually increases in the winter months.

         Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, credit card processing fees, complimentary and bonus dollars and internet service provider costs. For the quarter ended March 31, 2001 such cost amounted to $402,000 as compared to $132,000 in 2000.The increases are a result of the increased volume of business, incentives granted to attract a higher volume of customers, and higher software licensing costs for both our owned and managed websites.

         Research and Development Expenses. Research and development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses in the quarters ended March 31, 2001 and 2000 were approximately $44,000 and $18,000, respectively.

         General and Administrative Expenses. General and administrative expenses consist primarily of salary costs, telecommunication, travel and other administrative costs including professional service fees. Total general and administrative expenses for the three months ended March 31, 2001 and 2000 were approximately $599,000 and $260,000, respectively. The increase in costs were due to the efforts to increase the size of the business and administer the expanded volume, and included higher advertising, including advertising relating to the Northstar agreement (see Note B), and salary expenses.

         Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computers, servers and telecommunications equipment. Total depreciation and amortization expense was approximately $29,000 and $24,000 for the quarters ended March 31, 2001 and 2000, respectively. The increase reflects the higher volumes of equipment owned.

         Income Taxes. We have incurred net losses for each period from inception through 1999 and recorded a modest profit in 2000. Since we have not yet filed our 1996 through 2000 tax returns for Mint and affiliates and Total Entertainment Inc., losses generated in prior years may not be available. We are expecting to file such tax returns in the near future, which could yield approximately $2,000,000 of net operating loss carry forwards as of December 31, 2000 for United States federal income tax purposes, which will expire in the year 2018. Due to the uncertainty of obtaining such benefits and of future profitability, a valuation allowance equal to the deferred tax assets has been recorded for such carry forwards. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit the future annual realization of the tax net operating loss carry forwards under
Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,261,199 as at March 31, 2001. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries to December 31,2000, advances made by affiliates, advances made by SGL pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site.

         Net cash provided by (used in) operating activities was approximately $33,000 and ($233,000) for the quarters ended March 31, 2001 and 2000. The improvement was made possible by the collection of receivables and higher customer deposits, offset by the fact that officers' salaries are no longer being deferred.

         During the first quarter of 2000, we borrowed funds totaling $155,000 from directors and stockholders to fund our operations under short-term advances without fixed repayment terms. Repayments on these advances totaled approximately $15,000 for 2001. We also received $100,000 from the sale of the remaining 50% interest in the slotsvegas website to Netforfun.

         Our material capital commitments consist of obligations under facilities and operating leases. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate devoting additional resources to building the strength of our brand name, through increased marketing and sales efforts. We have used our common stock where possible to obtain required products and services without using cash. During the year 2001, we expect to use the barter method of doing business with several companies to increase our advertising efforts without putting further strain on our cash flows.

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

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

         Please refer to Note E, item 2, of the Condensed Notes to Consolidated Financial Statements and the Company's report on Form 10-KSB for the year ended December 31,2000 for a description of the material legal proceedings in which the Company is involved.

Item 2.  Changes in Securities and Use of Proceeds

         NOT APPLICABLE

Item 3.  Defaults upon Senior Securities

         NOT APPLICABLE

Item 4.  Submission of Matters to a Vote of Security Holders

         NOT APPLICABLE

Item 5.  Other Information

         NOT APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         3.1      Certificate of Incorporation and amendments*
         3.2      Bylaws
         10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*
         10.2 License Agreements dated April 9, 1999 and June 23, 1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*
         10.3 Amended and Restated Purchase Agreement dated May 5, 1999 between Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*
         10.4 Agreement dated August 18, 1998 between Intercapital Global Fund, Ltd. and MPACT Immedia Transaction Services Ltd.*
         10.5 Equipment Lease Agreement dated August 18, 1999 between Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.) and Dell Financial Services Canada Limited*
         10.6 Lease Agreement dated June 22, 1999 between Marine Properties Ltd., as Landlord, and Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.), as Tenant*
         10.7 Lease Agreement dated July 30, 1999 between Devonshire House, Ltd., as Landlord, and Intercapital Global Fund, Ltd., as Tenant*
         10.8 Revolving Credit Note dated May 5, 1999 payable to Summerhill Gaming Limited*
         10.9     Marketing and License Agreement dated January 14, 2000 between
                  Intercapital Global and Online Gaming Systems, Ltd.**
         10.10    Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment
                  International, S.A.**
         10.11 Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement**
         10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion**
         10.13 Agreement with Discount Charge Card, Ltd. dated June 13, 2000 regarding provision of advertising media and related cross-guaranty of parent companies***
         10.14 Agreement with Northstar Advertising, Inc. regarding provision of public relations services***


* Incorporated by reference from the Company's Form 10-SB Registration Statement dated December 14, 1999.
** Incorporated by reference from the Company's Form 10-KSB Annual Report for the year ended December 31, 1999.
*** Incorporated by reference from the Company's Form 10-KSB Annual Report for the year ended December 31, 2000.

         (c) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOTAL ENTERTAINMENT INC.


Date: May 15, 2001                     By /s/ Sandy J. Masselli, Jr.
                                       -----------------------------------------
                                       Sandy J. Masselli, Jr.,
                                       Chairman of the Board and Chief Executive
                                       Officer

Date: May 15, 2001                     By /s/ Paul A. Trudel
                                       -----------------------------------------
                                       Paul A. Trudel
                                       Principal Financial Officer