Form 10QSB
period 2001-06-30
TOTAL ENTERTAINMENT INC
filed 2001-08-16
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 9, 2001, there were 58,388,443 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                           Total Entertainment, Inc.

                                     Index


PART I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
  December 31, 2000 and June 30, 2001 (Unaudited) ........................... 3

Condensed Consolidated Statements of Operations
  Six Months Ended June 30, 2001 and 2000 (Unaudited) ....................... 4

Condensed Consolidated Statements of Operations
  Three Months Ended June 30, 2001 and 2000 (Unaudited) ..................... 5

Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2001 and 2000 (Unaudited) ....................... 6

Notes to Condensed Consolidated Financial Statements ........................ 7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations .......................................12

PART II. Other Information ..................................................15

Signatures ..................................................................16

                   PART I. Financial Information (Unaudited)

                   Total Entertainment, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                   as at June 30, 2001 and December 31, 2000



                                                     December 31,    June 30,
                                                         2000           2001
                                                                    (unaudited)
                                                     -----------    -----------
ASSETS

Current assets
   Cash                                              $       369    $     4,952
   Accounts receivable                                   317,455        323,451
   Prepaid expenses and other receivables                275,750         32,000
                                                     -----------    -----------
        Total current assets                             593,574        360,403

Property and equipment
   Computer equipment                                    351,048        354,893
   Other furniture and fixtures                           48,845         48,845
                                                     -----------    -----------
                                                         399,893        403,738
   Less accumulated depreciation                         176,248        240,280
                                                     -----------    -----------
                                                         223,645        163,458
Other assets
   Deferred software costs, net                          112,235         89,794
   Note receivable from NetForFun                        114,698        114,698
   Other assets                                           41,282         41,282
                                                     -----------    -----------

                                                     $ 1,085,434    $   769,635
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities          $   224,506    $   189,324
   Customer account deposits                             211,118        197,771
   Current maturities of capital lease
      obligations                                         21,560         14,631
   Deferred compensation                                 880,000        957,300
   Due to directors and stockholders                     272,197        310,690
                                                     -----------    -----------
         Total current liabilities                     1,609,381      1,669,716

Capital lease obligations, less current
   maturities                                              4,999          2,788

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31,2000 and
   June 30,2001                                           58,388         58,388
   Additional paid-in capital                          2,684,695      2,684,695
   Accumulated deficit                                (3,272,029)    (3,645,952)
                                                     -----------    -----------
                                                        (528,946)      (902,869)
                                                     -----------    -----------

                                                     $ 1,085,434    $   769,635
                                                     ===========    ===========

See accompanying footnote.

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                   Six months ended June 30, 2001 and 2000
                                   (unaudited)

                                                    June 30,         June 30,
                                                      2000             2001
                                                  ------------     ------------
Income
   Gaming revenues, net                           $    273,295     $  1,577,309
   Hosting fees and commissions                         47,250               --
   Maintenance and support                              45,000               --
                                                  ------------     ------------
                                                       365,545        1,577,309

Costs and expenses
   Cost of operations                                  211,782          807,081
   Research and development                             39,858           59,014
   Selling, general and administrative                 648,030        1,021,105
   Depreciation and amortization                        49,454           64,032
                                                  ------------     ------------
                                                       949,124        1,951,232
OTHER INCOME
   Gain on sale of website                             964,682               --
                                                  ------------     ------------
NET INCOME (LOSS) FOR THE PERIOD                  $    381,103     $   (373,923)
                                                  ============     ============
Income (loss) per common share
   Basic                                          $        .01     $       (.01)
   Diluted                                        $        .00     $       (.01)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         57,512,454       58,388,433
                                                  ============     ============
      Diluted                                       90,351,831       58,388,433
                                                  ============     ============

See accompanying footnote.

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                    Three months ended June 30, 2001 and 2000
                                   (unaudited)

                                                    June 30,         June 30,
                                                      2000             2001
                                                  ------------     ------------
Income
   Gaming revenues, net                           $    110,611     $    785,636
   Maintenance and support                              45,000               --
                                                  ------------     ------------
                                                       155,611          785,636

Costs and expenses
   Cost of operations                                   79,505          405,243
   Research and development                             23,972           15,000
   Selling, general and administrative                 386,081          421,981
   Depreciation and amortization                        24,942           34,973
                                                  ------------     ------------
                                                       514,500          877,197
OTHER INCOME
   Gain on sale of website                             400,000               --
                                                  ------------     ------------
NET INCOME (LOSS) FOR THE PERIOD                  $     41,111     $    (91,561)
                                                  ============     ============
Income (loss) per common share
   Basic                                          $        .00     $        .00
   Diluted                                        $        .00     $        .00

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         57,636,465       58,388,433
                                                  ============     ============
      Diluted                                       79,943,134       58,388,433
                                                  ============     ============

See accompanying footnote.

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows

                     Six months ended June 30, 2001 and 2000
                                   (unaudited)

                                                           June 30,    June 30,
                                                            2000        2001
                                                          --------    --------
Cash flows from operating activities
   Net income (loss)                                        381,103    (373,923)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Amortization of deferred licensing fees               70,859      22,441
       Depreciation and amortization                         49,454      64,032
       Amortization of prepaid advertising contract              --     200,000
       Gain on sale of website                             (964,682)         --
       Deferred compensation                                170,000      77,300
Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                              11,383      (5,996)
            Prepaid expense and other                       (12,625)     43,750
            Accounts payable and accrued liabilities            832     (35,182)
            Customer account deposits                       (86,306)    (13,347)
                                                           --------    --------
               Net cash used in
                 operating activities                      (379,982)    (20,925)

Cash flows from investing activities
   Purchase of computers and equipment                       (6,379)     (3,845)
   Proceeds from sale of website                            100,000          --
   Payments received on note receivable                      45,302          --
                                                           --------    --------
               Net cash provided by (used in)
                 operating activities                       138,923      (3,845)

Cash flows from financing activities
   Principal payments on capital leases                     (27,582)     (9,140)
   Advances from (repayments to) directors and
     stockholders, net                                      264,900      38,493
                                                           --------    --------
        Net cash provided by financing
          activities                                        237,318      29,353
                                                           --------    --------

        NET INCREASE (DECREASE) IN CASH                      (3,741)      4,583

Cash at beginning of period                                  23,865         369
                                                           --------    --------

Cash at end of period                                        20,124       4,952
                                                           ========    ========

See accompanying footnote.

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

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of December 31, 2000 and June 30, 2001 and the results of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000, respectively.

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

         The results reported for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations which may be expected for a full year.


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

         Basic earnings (loss) per common share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is determined by dividing the net income
(loss) by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. In the second quarter of 2001, 69,250,000 options were not included in the loss per share calculation because their effect was antidilutive.

                                          Six Months Ended     Six Months Ended
                                            June 30, 2000        June 30, 2001
                                           --------------       --------------

Basic Shares                                 57,512,454           58,388,433

Dilution:  Stock Options                     32,839,377                   --
                                             ----------           ----------
Diluted Shares                               90,351,831           58,388,443
                                             ==========           ==========

Income (loss) available to
   Common shareholders                          381,103             (373,923)

Basic earnings (loss) per share              $      .01           $     (.01)
Diluted earnings (loss) per share            $      .00           $     (.01)



                                         Three Months Ended   Three Months Ended
                                            June 30, 2000        June 30, 2001
                                           --------------       --------------

Basic Shares                                 57,636,465           58,388,433

Dilution:  Stock Options                     22,306,669                   --
                                             ----------           ----------
Diluted Shares                               79,943,134           58,388,443
                                             ==========           ==========

Income (loss) available to
   Common shareholders                           41,111              (91,561)

Basic earnings (loss) per share              $      .00           $      .00
Diluted earnings (loss) per share            $      .00           $      .00

NOTE D - RELATED PARTY TRANSACTIONS

1.   Deferred Compensation

         A total of $957,300 in deferred compensation was accrued for the officers of the Company from the start of operations in 1998 to June 30, 2001. The deferred salaries will be paid to such persons in cash or stock of the Company at such future time as each officer may elect by written notice to the Board of Directors of the Company. Starting January 1,2001, a portion of officers' salaries were paid in cash and the remainder deferred.

2.   Due to Directors and Stockholders

         Intercapital Asset Management Inc., an entity which is controlled by the Company's President and Chief Executive Officer, was owed a total of $77,000 by the Company as at June 30, 2001. This amount is included in due to Directors and Stockholders. The amount advanced bears no interest and has no scheduled repayment terms.

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

     On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection with their defense of the AAA Action, on December 8, 1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana (the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5.5 million arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company moved to compel arbitration of the claims brought in the State Court Action and such motion was denied. The Company chose not to appeal the decision and has asserted its claim set forth in the AAA action as counterclaims in the State Court Action. In the state Court Action, the respondents have also brought a claim against the Company's transfer agent, Equity Transfer Services Inc. In turn, Equity transfer has cross-claimed against the Company for defense costs and indemnification. All parties in the state Court Action are currently engaged in discovery. Counsel for the respondents have withdrawn from the State Court Action and Respondents had not, as of August 9, 2001, retained new counsel.

     The Company and its subsidiaries are a party to various claims and litigation arising in the normal course of conducting its business. The Company believes that these matters, taken individually, or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

3.   Liquidity

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,309,000 as at June 30, 2001. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries, advances made by affiliates, advances made by SGL pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site.

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

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

        o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

        o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

        o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

        o effective January 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

        o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

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

         During 2000, we spent considerable effort developing a turnkey casino management and support business. This activity has ceased currently as we focus on our websites and technology improvements.

         We intend to continue to increase our marketing and administrative activities, and to increase other operating expense as required to build our business. In the second quarter of 2001, we focused our activities on the following:

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

Results of Operations

         Revenues. Net revenues in the second quarter of 2001 were approximately $786,000 compared to approximately $156,000 for the same 2000 period. Net revenues for the six months ended June 30, 2001 were approximately $1,577,000, compared to $366,000 for the six months ended June 30, 2000. Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. The net revenue from the Casino for the quarter ended June 30, 2001 was approximately 504% more than the comparable 2000 quarter due to a higher volume and winning percentage. The higher volume is attributable, in part to an advertising campaign designed to increase traffic to our website. Net revenues from the Sportsbook operations were approximately $284,000 and $41,000 for the quarter ended June 30, 2001 and 2000 respectively, due to the higher volume. Substantially all of the Sportsbook revenues occur, historically, in the first and fourth quarters of the year when both gross volume and the hold (net winnings percentage by the Company) were higher than in subsequent quarters. The hold on baseball games in the summer months is typically less than the hold for football games. The volume of wagering was significantly lower in the second quarter, due in part to the seasonal effect of online activity, which usually decreases in the summer months.

         Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, credit card processing fees, complimentary and bonus dollars and internet service provider costs. For the three and six months ended June 30, 2001 such cost amounted to approximately $405,000 and $807,000, respectively as compared to $80,000 and $212,000, respectively for the same periods in 2000. The increases are a result of the increased volume of business, incentives granted to attract a higher volume of customers, and higher software licensing costs for both our owned and managed websites.

         Research and Development Expenses. Research and development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses for the three and six months ended June 30, 2001 were approximately $15,000 and $59,000, respectively compared to $24,000 and $40,000, respectively for the same period of 2000.

         General and Administrative Expenses. General and administrative expenses consist primarily of salary costs, telecommunication, travel and other administrative costs including professional service fees. Total general and administrative expenses for the three months ended June 30, 2001 and 2000 were approximately $422,000 and $386,000, respectively. For the six months ended June 30, 2001 and 2000 general and administrative expenses were approximately $1,021,000 and $648,000, respectively. The increase in costs were due to the efforts to increase the size of the business and administer the expanded volume, and included higher advertising, including advertising relating to the Northstar agreement (see Note B), and salary expenses.

         Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computers, servers and telecommunications equipment. Total depreciation and amortization expense was approximately $35,000 and $64,000 for the three and six months ended June 30, 2001 and $25,000 and $50,000 for the same periods for 2000. The increase reflects the higher volumes of equipment owned.

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

Liquidity and Capital Resources.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,309,000 as at June 30, 2001. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries to December 31,2000, advances made by affiliates, advances made by SGL pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site.

         Net cash used in operating activities was approximately $21,000 and $380,000 for the six months ended June 30, 2001 and 2000, respectively. The improvement was made possible by the collection of receivables and higher customer deposits, offset by the fact that a portion of officers' salaries are no longer being deferred.

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

                           PART II - OTHER INFORMATION

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

                                       TOTAL ENTERTAINMENT INC.


Date: August 15, 2001                  By /s/ Sandy J. Masselli, Jr.
                                       -----------------------------------------
                                       Sandy J. Masselli, Jr.,
                                       Chairman of the Board and Chief Executive
                                       Officer

Date: August 15, 2001                  By /s/ Richard B. Davis, CPA
                                       -----------------------------------------
                                       Richard B. Davis, CPA
                                       Principal Financial Officer