Form 10QSB
period 2001-09-30
TOTAL ENTERTAINMENT INC
filed 2001-11-16
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

          1411 Peel Street, Suite 500, Montreal, Quebec, Canada H3A 1S5
          -------------------------------------------------------------
               (Address of Principal Executive Offices)     (Zip Code)

                                 (514) 842-6999
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 9, 2001, there were 58,388,443 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                            Total Entertainment, Inc.

                                      Index

PART I.  Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
  December 31, 2000 and September 30, 2001 (Unaudited) ......................  1

Condensed Consolidated Statements of Operations
  Nine Months Ended September 30, 2001 and 2000 (Unaudited) .................  2

Condensed Consolidated Statements of Operations
  Three Months Ended September 30, 2001 and 2000 (Unaudited) ................  3

Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2001 and 2000 (Unaudited) .................  4

Notes to Condensed Consolidated Financial Statements (Unaudited) ............  5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations .......................................  9

PART II. Other Information .................................................. 12

Signatures

                    PART I. Financial Information (Unaudited)

                   Total Entertainment, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                 as at September 30, 2001 and December 31, 2000


                                                     December 31,    Sept. 30,
                                                         2000           2001
                                                                    (unaudited)
                                                     -----------    -----------
ASSETS

Current assets
   Cash                                              $       369    $     1,536
   Accounts receivable                                   317,455        211,228
   Prepaid expenses and other receivables                275,750           --
                                                     -----------    -----------
        Total current assets                             593,574        212,764

Property and equipment
   Computer equipment                                    351,048        354,893
   Other furniture and fixtures                           48,845         48,845
                                                     -----------    -----------
                                                         399,893        403,738
   Less accumulated depreciation                         176,248        272,295
                                                     -----------    -----------
                                                         223,645        131,443
Other assets
   Deferred software costs, net                          112,235         78,573
   Note receivable from NetForFun                        114,698        114,698
   Other assets                                           41,282         41,282
                                                     -----------    -----------

                                                     $ 1,085,434    $   578,760
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities          $   224,506    $   141,155
   Customer account deposits                             211,118        441,626
   Current maturities of capital lease
      obligations                                         21,560         13,252
   Deferred compensation                                 880,000        976,050
   Due to directors and stockholders                     272,197        393,669
                                                     -----------    -----------
         Total current liabilities                     1,609,381      1,965,752

Capital lease obligations, less current
   maturities                                              4,999           --

Stockholders' equity (deficiency) Common stock,
   $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31,2000 and
   September 30,2001                                      58,388         58,388
   Additional paid-in capital                          2,684,695      2,684,695
   Accumulated deficit                                (3,272,029)    (4,130,075)
                                                     -----------    -----------
                                                        (528,946)    (1,386,992)
                                                     -----------    -----------

                                                     $ 1,085,434    $   578,760
                                                     ===========    ===========

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                  Nine months ended September 30, 2001 and 2000
                                   (unaudited)

                                                     Sept. 30,       Sept. 30,
                                                        2000           2001
                                                    ------------   ------------
Income
   Gaming revenues, net                             $    473,505   $  2,023,678
   Hosting fees and commissions                           47,250           --
   Maintenance and support                                45,000           --
                                                    ------------   ------------
                                                         565,755      2,023,678

Costs and expenses
   Cost of operations                                    296,360      1,223,239
   Research and development                               74,026         59,993
   Selling, general and administrative                 1,093,261      1,502,445
   Depreciation and amortization                          77,327         96,047
                                                    ------------   ------------
                                                       1,540,974      2,881,724
OTHER INCOME
   Gain on sale of website                               964,682           --
                                                    ------------   ------------
NET LOSS FOR THE PERIOD                             $    (10,537)  $   (858,046)
                                                    ============   ============
Loss per common share
   Basic                                            $       (.00)  $       (.01)
   Diluted                                          $       (.00)  $       (.01)

Weighted-average shares outstanding used in computing loss per common share

   Basic                                              57,861,472     58,388,443
                                                    ============   ============
   Diluted                                            57,861,472     58,388,443
                                                    ============   ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                 Three months ended September 30, 2001 and 2000
                                   (unaudited)

                                                      Sept. 30,       Sept. 30,
                                                        2000            2001
                                                    ------------   ------------
Income
   Gaming revenues, net                             $    200,210   $    446,369
                                                    ------------   ------------

Costs and expenses
   Cost of operations                                     84,579        416,158
   Research and development                               34,168            980
   Selling, general and administrative                   445,230        481,340
   Depreciation and amortization                          27,873         32,015
                                                    ------------   ------------
                                                         591,850        930,493
                                                    ------------   ------------
NET LOSS FOR THE PERIOD                             $   (391,640)  $   (484,124)
                                                    ============   ============
Loss per common share
   Basic                                            $       (.01)  $       (.01)
   Diluted                                          $       (.01)  $       (.01)

Weighted-average shares outstanding used in computing loss per common share

   Basic                                              58,551,921     58,388,443
                                                    ============   ============
   Diluted                                            58,551,921     58,388,443
                                                    ============   ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows

                  Nine months ended September 30, 2001 and 2000
                                   (unaudited)

                                                           Sept. 30,   Sept. 30,
                                                             2000        2001
                                                           --------    --------
Cash flows from operating activities
   Net loss                                                 (10,537)   (858,046)
   Adjustments to reconcile net loss to
     net cash used in operating
     activities
       Amortization of deferred licensing fees               93,301      33,662
       Depreciation and amortization                         77,327      96,047
       Expenditures paid by directors and stockholders       21,000        --
       Gain on sale of website                             (964,682)       --
           Non-cash charges for stock issued                   --       200,000
       Deferred compensation                                255,000      96,050
Increase (decrease) in cash from changes in
       operating assets and liabilities
           Accounts receivable                              (23,787)    106,227
           Prepaid expense and other                         44,081      75,750
           Accounts payable and accrued liabilities          21,072     (83,351)
           Customer account deposits                        (22,970)    230,508
                                                           --------    --------
               Net cash used in
                 operating activities                      (510,195)   (103,153)

Cash flows from investing activities
   Purchase of computers and equipment                      (41,695)     (3,845)
   Purchase of furniture and equipment                       (9,914)
   Proceeds from sale of website                            100,000        --
   Payments received on note receivable                      45,302        --
                                                           --------    --------
               Net cash provided by (used in)
                 operating activities                        93,693      (3,845)

Cash flows from financing activities
   Principal payments on capital leases                     (32,056)    (13,307)
   Advances from directors and
     stockholders, net                                      447,488     121,472
                                                           --------    --------
               Net cash provided by financing
                 activities                                 415,432     108,165
                                                           --------    --------

        NET INCREASE (DECREASE) IN CASH                      (1,070)      1,167

Cash at beginning of period                                  23,865         369
                                                           --------    --------

Cash at end of period                                        22,795       1,536
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

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000, respectively.

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

         The results reported for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE B - RECENT DEVELOPMENTS

Agreement with North Star Advertising, Inc.

         During 2000, the Company entered into a transaction whereby 1,000,000 common shares were issued to Northstar Advertising, Inc. ("Northstar") in exchange for consulting services for internet-based advertising through July 31, 2001. The Company recorded the value of the advertising to be received based upon the quoted market value of the common shares at the date of issuance, which amounted to $225,000. Northstar fulfilled its obligations pursuant to the agreement in the first quarter of 2001. Accordingly, the balance of prepaid advertising of approximately $200,000 was expensed in the first quarter of 2001.

NOTE C - NET INCOME (LOSS) PER COMMON STOCK

         The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128; "Earnings per Share," ("SFAS 128"), which specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or instruments which are potentially common stock.

         Basic earnings (loss) per common share is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is determined by dividing the net income (loss) by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. For the three and nine months ended September 30, 2001 and 2000, 69,250,000 options were not included in the loss per share calculation because their effect was antidilutive.

NOTE D - RELATED PARTY TRANSACTIONS

1.   Deferred Compensation

         A total of $976,050 in deferred compensation was accrued for the officers of the Company from the start of operations in 1998 to September 30, 2001. The deferred salaries will be paid to such persons in cash or stock of the Company at such future time as each officer may elect by written notice to the Board of Directors of the Company. For the period from January 1, 2001 through September 30, 2001, $158,950 of officers salaries were paid in cash and $96,050 was deferred.

2.   Due to Directors and stockholders

         Intercapital Asset Management Inc., an entity which is controlled by the Company's President and Chief Executive Officer, was owed a total of $77,089 by the Company as at September 30, 2001. This amount is included in due to Directors and Stockholders. The amount advanced bears no interest and has no scheduled repayment terms.

         From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. These individuals have also advanced funds to the Company from time to time, including $157,126 in the nine months ended September 30, 2001. At September 30, 2001, the total owed to such individuals was $316,580. There are no scheduled terms of repayment of such amounts.


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

     In addition, existing in U.S. Federal statutes and state laws could be construed to prohibit or restrict gaming through the use of the Internet, and there is a risk that government authorities may view the Company as having violated such statutes or laws, notwithstanding the Company's gaming licenses issued to Intercapital Global by the governments of Honduras, Costa Rica and the Dominican Republic. Several State Attorneys General and court decisions have upheld the applicability of state anti-gambling laws to Internet casino companies.

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


2.   Litigation

     On October 11, 1999, the Company filed a demand for arbitration (the "Statement of Claim") with the American Arbitration Association in Chicago, Illinois (the "AAA Action") against Robert W. Knoblock, Carole Knoblock and Jille Knoblock (collectively, the "Respondents"), the officers, directors and/or principal shareholders of Kit Farms, Inc. ("Kit"), predecessor to the Company. Specifically, the Company and another claimant (the "Claimants") allege that in connection with the January 1998 reverse merger between Kit and Mint Energy, Inc., a former subsidiary of the Company, the Respondents breached certain representations and warranties they made in connection with the outstanding number of shares and/or fraudulently misrepresented the outstanding number of shares of Kit. The Claimants are seeking damages of $2,700,000 plus interest, costs and attorney fees.

     On November 15, 1999, the Respondents filed an answer and motion to dismiss the Statement of Claim and have asserted various defenses in connection therewith. In connection with their defense of the AAA Action, on December 8, 1999, the Respondents filed a separate action against the Claimants in the Porter Superior Court in Indiana (the "State Court Action"). In the State Court Action, the Respondents are seeking damages in excess of $5.5 million arising from the Company's refusal to remove restrictive legends on certain Company common stock certificates held by the Respondents. The Company moved to compel arbitration of the claims brought in the State Court Action and such motion was denied. The Company chose not to appeal the decision and has asserted its claim set forth in the AAA action as counterclaims in the State Court Action. In the State Court Action, the Respondents have also brought a claim against the Company's transfer agent, Equity Transfer Services, Inc. ("Equity Transfer") In turn, Equity Transfer has cross-claimed against the Company for defense costs and indemnification. All parties in the State Court Action are currently engaged in discovery. Counsel for the Respondents have withdrawn from the State Court Action. As of November 9, 2001, the Respondents have not retained new counsel.

     The Company and its subsidiaries are a party to various claims and litigation arising in the normal course of conducting its business. The Company believes that these matters, taken individually, or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

3.   Liquidity

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,753,000 as at September 30, 2001 and approximately $1,016,000 as at December 31, 2000. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries, advances made by affiliates, advances made by Summerhill Gaming Limited (SGL) during 1999 pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site.

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

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets (the "Statements"). SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and the Company's Form 10-KSB for the year ended December 31, 2000. Except for the historical information contained herein, the discussion in this Form 10-QSB contains forward-looking statements that involve risks, uncertainties and assumptions such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this document. The actual results, levels of activity, performance, achievements and prospects could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed elsewhere in this Form 10-QSB.

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

         We intend to continue to increase our marketing and administrative activities, and to increase other operating expense as required to build our business. In the second and third quarters of 2001, we focused our activities on the following:

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

Results of Operations

         Revenues. Net revenues in the third quarter of 2001 were approximately $446,000 compared to approximately $200,000 for the same 2000 period. Net revenues for the nine months ended September 30, 2001 were approximately $2,024,000, compared to $566,000 for the nine months ended September 30, 2000. Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. The net revenue from the Casino for the quarter ended September 30, 2001 was approximately 169% more than the comparable 2000 quarter due to a higher volume, winning percentage and additional games of chance being offered. The higher volume is attributable, in part to an advertising campaign designed to increase traffic to our website. Net revenues from the Sportsbook operations were approximately $231,000 and $72,500 for the quarter ended September 30, 2001 and 2000 respectively, due to the higher volume. Substantially all of the Sportsbook revenues occur, historically, in the first and fourth quarters of the year when both gross volume and the hold (net winnings percentage by the Company) were higher than in subsequent quarters. The hold on baseball games in the summer months is typically less than the hold for football games. The tragic events of September 11th had a severe impact on the volume of wagering in the month of September, due to cancellation of sporting events and uncertainty of future events.

         Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, credit card processing fees, complimentary and bonus dollars and internet service provider costs. For the three and nine months ended September 30, 2001 such cost amounted to approximately $416,000 and $1,223,000, respectively as compared to $85,000 and $296,000, respectively for the same periods in 2000. The increases are a result of the increased volume of business, incentives granted to attract a higher volume of customers, and higher software licensing costs for both our owned and managed websites. In the aftermath of the September 11th attacks, the Company decided to offer additional incentives to attract customers. Therefore there was a significant increase in complimentary and bonus dollars in the month of September.

         Research and Development Expenses. Research and development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses for the three and nine months ended September 30, 2001 were approximately $1,000 and $60,000, respectively compared to $34,000 and $74,000, respectively for the same period of 2000.

         General and Administrative Expenses. General and administrative expenses consist primarily of salary costs, telecommunication, travel and other administrative costs including professional service fees. Total general and administrative expenses for the three months ended September 30, 2001 and 2000 were approximately $481,000 and $445,000, respectively. For the nine months ended September 30, 2001 and 2000 general and administrative expenses were approximately $1,502,000 and $1,093,000, respectively. The increase in costs were due to the efforts to increase the size of the business, to administer the expanded volume, and included higher advertising, including advertising relating to the Northstar agreement (see Note B), and salary expenses.

         Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computers, servers and telecommunications equipment. Total depreciation and amortization expense was approximately $32,000 and $96,000 for the three and nine months ended September 30, 2001 and $28,000 and $77,000 for the same periods for 2000. The increase reflects the purchasing of equipment primarily during 2000.

         Income Taxes. We have incurred net losses for each period from inception through 1999 and recorded a modest profit for the year ended December 31, 2000. Since we have not yet filed our 1996 through 2000 tax returns for certain predecessor companies and Total Entertainment, Inc., losses generated in prior years may not be available. We are expecting to file such tax returns in the near future, which could yield approximately $2,000,000 of net operating loss carry forwards as of December 31, 2000 for United States federal income tax purposes, which will expire in the year 2018. Due to the uncertainty of obtaining such benefits and of future profitability, a valuation allowance equal to the deferred tax assets has been recorded for such carry forwards. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit the future annual realization of the tax net operating loss carry forwards under Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,753,000 as at September 30, 2001. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries, advances made by affiliates, advances made by SGL in 1999 pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site.

         Net cash used in operating activities was approximately $103,000 and $510,000 for the nine months ended September 30, 2001 and 2000, respectively. The improvement was made possible by the collection of receivables and higher customer deposits, offset by the fact that a portion of officers' salaries are no longer being deferred.

         Our material capital commitments consist of obligations under facilities and operating leases. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate devoting additional resources to building the strength of our brand name, through increased marketing and sales efforts. We have used our common stock where possible to obtain required products and services without using cash. During the year 2001, we may use the barter method of doing business with several companies to increase our advertising efforts without putting further strain on our cash flows.

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

                                       TOTAL ENTERTAINMENT INC.


Date: November 14, 2001                By /s/ SANDY J. MASSELLI, JR.
                                       -----------------------------------------
                                       Sandy J. Masselli, Jr.,
                                       Chairman of the Board and Chief Executive
                                       Officer


Date: November 14, 2001                By /s/ RICHARD B. DAVIS, CPA
                                       -----------------------------------------
                                       Richard B. Davis, CPA
                                       Principal Financial and Accounting
                                       Officer