Form 10KSB
period 2001-12-31
TOTAL ENTERTAINMENT INC
filed 2002-04-16
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the fiscal year ended December 31, 2001.

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

1411 Peel Street, Suite 500, Montreal, Quebec, Canada                  H3A 1S5
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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's net revenues for its most recent fiscal year were $1,929,484

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of FEBRUARY 21, 2002 WAS $2,335,538.

As of February 21, 2002, there were 58,388,443 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1-- DESCRIPTION OF BUSINESS and Item 6-- MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION below.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Total Entertainment Inc. (the Company) is a holding company, which through its two wholly-owned subsidiaries, Intercapital Global Fund, Ltd., an Antiguan corporation (Intercapital Global), and Total Entertainment Canada, Ltd., a Quebec corporation (TE Canada), owns and operates interactive software-based games of chance and sports wagering facilities which are offered as an online service accessible world-wide through the Internet.

Intercapital Global is the owner and operator of several Internet casino Web sites (collectively, the Online Casinos), including the sites located at www.theonlinecasino.com, also known as The Online Casino & Sportsbook, and www.theonlinesportsbook.com, also known as The Online Sportsbook. Several other Web sites are currently under development. Intercapital Global licenses casino gaming and sportsbook software and the electronic commerce (e-cash) and transaction processing software (collectively, Casino Software) utilized by the Online Casinos from Online Gaming Systems, Ltd. (OGS, a Florida corporation (f/k/a) Atlantic International Entertainment Ltd.)

Intercapital Global is also currently utilizing gaming and transaction processing software under an informal license arrangement with another vendor, Montana S.A., a Panamanian corporation (Montana). Intercapital Global uses this software in its www.theonlinecasino.com and www.theonlinesportsbook.com Web sites. In the fourth quarter of 2000 Intercapital Global used this software on a no-cost trial basis. In 2001 Intercapital Global began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. Intercapital Global is currently exploring the possibility of entering into a formal license agreement with Montana, one which would either require Intercapital Global to pay a fixed fee and/or pay a volume-based royalty.

Intercapital Global earns income through revenues associated with the wagering activities of its Online Casino users.

TE Canada, based in Montreal, Canada, provides Intercapital Global with technical support, customer support and general administrative services.

The Company's shares of common stock, par value $.001 per share (the Common Stock), currently trade on the OTC bulletin board market maintained by Nasdaq, under the symbol TTLN.ob. Unless otherwise indicated, all descriptions herein of the business of the Company shall also be deemed to include the business of the Company's wholly-owned subsidiaries, Intercapital Global and TE Canada.

PRODUCTS AND SERVICES

The Online Casino games use software technology that provides enhanced sound and graphics, and allows real time interactivity within a user's own Web browser. A customer has the option of loading and playing casino games through their Web browser with no downloading, or a customer may download either the entire Web site or individual games in order to achieve faster play. Once the necessary software has been downloaded, a customer is required to provide certain personal and financial information, including a user name and password, in order to open an account. A person need not open an account in order to browse the Online Casinos without playing any games. In order to play games and make live wagers, a person must purchase electronic cash by making one or more credit card deposits into the person's account.

Once a customer has an account balance, the customer may play various casino-style games, which currently include Slots, Blackjack, Poker, Roulette, Red Dog, Keno, Craps, Let Em Ride, and Mini Baccarat or bingo, if the customer is using one of the Bingo Sites. Many of the casino-style games have several variations with minimum and maximum betting ranges. The customer may also open a separate account to place wagers on sporting events, including all major professional and collegiate sports and other events with respect to which a betting line (or sportsbook) has been established by the odds makers in Las Vegas. Customer winnings (in U.S. dollars) are automatically credited to a customer's account. Withdrawals of a customer's balance are affected by credit to the customer's credit card up to the amount deposited via credit card, with the balance sent to the customer by check. A customer is free to withdraw all or part of his winnings, review his account balance or make additional deposits to his account at any time.

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

RECENT DEVELOPMENTS

Agreement with North Star Advertising, Inc.

During 2000, the Company entered into a transaction whereby 1,000,000 common shares were issued to Northstar Advertising, Inc. ("Northstar") in exchange for consulting services for internet-based advertising through July 31, 2001. The Company recorded the value of the advertising to be received based upon the quoted market value of the common shares at the date of issuance, which amounted to $225,000. Northstar fulfilled its obligations pursuant to the agreement in the first quarter 2001. Accordingly the balance of prepaid advertising of approximately $200,000 was expensed in the first quarter of 2001.

WWW.SLOTSVEGAS.COM TRANSACTIONS

In June 1999, the Company launched an Online Casino geared toward slots players located at www.slotsvegas.com (Slotsvegas). Prior to launching, the Company sold a 50% ownership interest and equal profit and loss participation in the Slotsvegas site to Summerhill Gaming Limited, a Bahamian corporation (SGL), for $500,000 (paid either in cash to the Company or to certain vendors for obligations incurred by the Company).

Pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com Inc., a publicly held Canadian company (Netforfun), the Company sold its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to Netforfun for $2,000,000 to be payable as follows:

o    $100,000 in cash upon signing of the purchase agreement;

o $400,000 in the form of a five year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on July 1, 2000; and

o $1,500,000 in the form of 15,000,000 shares of Netforfun common stock valued at $0.10 per share.

As part of the transaction, Intercapital Global entered into a software support maintenance agreement (the Software Support Maintenance Agreement) with Netforfun pursuant to which Netforfun agreed to pay Intercapital Global $15,000 per month for an initial term of one year in exchange for certain maintenance and support services provided by Intercapital Global in connection with the Slotsvegas software. Netforfun will operate the Slotsvegas casino through the Company's Dominican Hosting Facility.

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

In January 2002 Netforfun was taken over by Spectrafax. The Netforfun common stock was replaced by 1,800,000 shares of Spectrafax common stock valued at $0.10 per share. The Company received approximately $23,000 from the sale of 270,000 shares of Spectrafax in January and February 2002 which will be applied against the note receivable from Netforfun.

The Company has not recognized any value of its holdings of Netforfun/Spectrafax common stock due to the uncertainty of the valuation of the common stock received. The Company offset a portion of its note receivable from Netforfun against its amounts due to directors and shareholders pursuant to an assumption agreement entered into on June 30, 2000. The Company and Netforfun have also agreed that any winnings from the Slotsvegas website will be applied against the note receivable. Effective December 31, 2000, SGL agreed to assume the obligation of Netforfun under the note receivable if the obligation was not satisfied.



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

The Company also licenses state-of-the-art casino gaming and sportsbook software from OGS pursuant to four nonexclusive, four-year term License Agreements (the License Agreements). Under two License Agreements dated April 9, 1999 relating to the sportsbook and certain casino gaming software, as consideration for the licenses granted there under, Intercapital Global paid OGS a total of $247,500. Under the two License Agreements dated June 23, 1999 relating to Bingo Blast and Lotto Magic (which the Company intends to install on its Bingo Sites in future), as consideration for the licenses granted there under, Intercapital Global paid OGS a total of $102,500. In March 2000, the Company returned certain of the casino gaming and sportsbook software and the related licenses with an aggregate cost of $172,000 to OGS, of which approximately $95,000 was refunded to the Company and remaining balance was refunded in 2001. The Company believes the remaining OGS software and related licenses will be utilized by the Company in other company-owned Web sites or its casino hosting and licensing business.

Intercapital Global entered into an Agreement dated August 18, 1998 (the Processing Agreement) with MPACT Immedia Transaction Services Ltd., a Bermuda company (MPACT), subsequently transferred to Surefire Commerce Ltd. (Surefire), pursuant to which Surefire performs various credit card approval and processing services to facilitate Online Casino transactions in return for a weekly fee equal to 5.75% (subsequently reduced to 5.25% in 2000 and 5.00% in 2001) of all approved and settled credit card transactions, subject to a minimum fee of $2,000 per month. The Processing Agreement can be terminated by Intercapital Global, with or without cause, on 15 days notice to Surefire. Intercapital Global's obligations to Surefire under the Processing Agreement are personally guaranteed by Sandy J. Masselli, Jr., the Chief Executive Officer of the Company.

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

BARTER TRANSACTION WITH DISCOUNT CHARGE CARD LTD.

In June 2000, the Company entered into an agreement with Discount Charge Card Ltd. (DCC) whereby DCC will provide up to $5 million worth of advertising media to the Company in exchange for an equal amount of I-chips to be used in the Company's Online Casinos. The agreement will enable the Company to advertise in various media, including radio stations such as WNEW 102.7 in New York City, newsprint and magazines such as Ocean Drive, Maxim and Continental Airlines' and TWA's in-flight magazines. Pursuant to this agreement, 330,751 I-chips were used through December 31, 2001. The Company has ceased such agreement, and currently there is a dispute between the parties - See Item 3 Legal Proceedings.

COMPETITION

Given the popularity of the Internet in general and the relatively high profit margins and low overhead associated with the Internet gambling business in particular, especially as compared to traditional physical casinos, the Company faces strong competition in what is expected to be a rapidly growing global industry. The Company is aware of several other companies that currently offer casino gambling services on the Internet similar to those of the Company. Some of the Company's primary competitors include CryptoLogic, Inc., VentureQuest Group Inc., GLC Limited, GoCall Inc., Cybergames Inc., Youbet.com., Internet Casinos Ltd., Wager Net Inc., Casinos of the South Pacific, World Wide Web Casinos and Virtual Vegas. Some of these competitors offer entrepreneurs full software, accounting, marketing and other forms of support to enable such persons to operate their own Internet casino Web sites.

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

On March 8, 2001, the government of the United Kingdom (UK) announced that effective January 1, 2002, the current 6.75% betting duty that is passed onto a player, and 9% total betting duty, will be eliminated. The UK government believed that this tax reform was necessary for UK companies to compete with the offshore market, which already offers bettors duty free gambling, and to help regulate the UK bookmaking industry. The reform is also intended to bring home major UK bookmakers who have fled to offshore tax havens such as Gibraltar, Malta, Antigua and Alderney. A UK government issued Bookmakers Permit will be required to accept wagers. Currently, a UK based bookmaker may operate an Internet bookmaking site, but must collect the betting duty. This reform is expected to make the UK the hub of gaming. It is predicted that their official entry into online gaming could put pressure on the United States and other entities toward regulating the industry. The Company plans to apply for a UK Bookmakers Permit.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The corporate headquarters and principal executive office of the Company is located at 1411 Peel Street, Suite 500, Montreal, Quebec, Canada H3A 1S5. This facility houses TE Canada's technical, marketing, customer support and administrative operations. TE Canada leases approximately 3,057 square feet of office space at these premises pursuant to a five-year lease, which commenced August 1, 1999 and expires on July 31, 2004. The annual rent is approximately US$6.50 per square foot in years one and two, approximately US$7.10 per square foot in year three and approximately $US7.50 per square foot in years four and five, and is paid monthly. In addition to the rent, TE Canada is obligated to pay its proportionate share of operating costs and taxes relating to the leased property.

The Company believes that its leased property is in good condition, well maintained, and is adequate for the Company's current and immediately foreseeable operating needs. Neither the Company nor its subsidiaries have any policies regarding investments in real estate, securities, or other forms of property.

ITEM 3.  LEGAL PROCEEDINGS

KNOBLOCK LITIGATION
-------------------
Robert W. Knoblock, Carole Knoblock and Jille Knoblock, officers, directors and/or principal shareholders of Kit, predecessor to the Company, have filed a lawsuit against the Company and certain affiliates. The lawsuit arises out of a January 1998 reverse merger between Kit and Mint and restrictive legends on certain Company stock certificates issued to the Knoblocks in connection with this merger. The Knoblocks claim that they are shareholders and that the restrictive legends are improper as a matter of law, and that the Company and other defendants are liable to them, under different theories, for failure to remove the restrictive legends. Some defendants are defendants for purposes of some counts, but not others. There is another count raised against defendant S. Masselli only, for payment under a $175,000 promissory note, but the Company is not a defendant to that claim. Plaintiffs seek more than $5.5 million in damages, in addition to prejudgment interest, punitive damages and attorney's fees. Defendant Equity Transfer Services, Inc. also filed a cross-claim against the Company for defense costs and indemnification.

The Company denies the claims, and has filed a counterclaim. The Company's counterclaim is based on a claim that plaintiffs represented that only 12,000,000 shares were outstanding at the time of the merger, when more than 40,000,000 shares were outstanding. The Company seeks $2.7 in damages, in addition to prejudgment interest, punitive damages and attorney's fees. The facts of the case are not clearly established because discovery has been limited. The case stalled when plaintiffs' counsel withdrew and one of the plaintiffs died. New counsel just appeared last fall. The trial, which was set for January 2002, was continued, and no new date has been set. The parties have been ordered to mediation, but a date has not been set. A summary judgment motion was filed on the promissory note claim against defendant S. Masselli, and his response is due on May 3, 2002. The hearing will be held on May 30, 2002. It is premature to predict the outcome of this lawsuit.

DISCOUNT CHARGE CARD LIMITED
----------------------------
Discount Charge Card Limited ("DCC") filed an arbitration proceeding against the Company and Intercapital Global in state court in Florida alleging breach of contract. In turn, the Company and Intercapital Global have filed an action, in state court in Florida, asserting that DCC and other parties violated agreements with the Company and Intercapital Global, as well as committed fraud. Both matters are currently pending. DCC is seeking damages of $400,000 in the arbitration proceeding. The damages under the Company's state court counter-claim have not yet been ascertained.

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



                                                      High         Low
                                                      ----         ---

Fiscal Year Ended December 31, 2000: .........       $ 0.88      $ 0.04
    First Quarter ............................         0.88        0.25
    Second Quarter ...........................         0.50        0.19
    Third Quarter ............................         0.37        0.19
    Fourth Quarter ...........................         0.27        0.04



                                                      High         Low
                                                      ----         ---

Fiscal Year Ended December 31, 2001:
    First Quarter ............................       $ 0.17      $ 0.05
    Second Quarter ...........................         0.32        0.05
    Third Quarter ............................         0.12        0.06
    Fourth Quarter ...........................         0.08        0.04



SECURITY HOLDERS AND DIVIDENDS

As of March 21, 2002, there were approximately 133 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

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

We intend to continue to increase our marketing and administrative activities, and to increase other operating expense as required to build our business. During 2001, we focused our activities on the following:

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


RESULTS OF OPERATIONS

REVENUES. Gaming revenues in the years ended December 31, 2001and 2000 were approximately $2,769,000 and $1,084,000, respectively. This represents an increase of $1,685,000 or 155%. Net gaming revenues in the years ended December 31, 2001 and 2000 were approximately $1,929,000 and 998,000 respectively. This represents an increase of $931,000 or 93%. Our revenues are recognized upon completion of the sporting event or game of chance. In 2001, revenues were consistent throughout the year with the exception of the third quarter which was considerably lower. The tragic events of September 11th had a severe impact on the volume of wagering in the month of September which caused the company to offer a substantial increase in complimentary and bonus dollars to attract customers in September subsequent months.

Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. Revenues from the sportsbook operations were approximately $1,516,000 and $530,000 for the years ended December 31, 2001 and December 31, 2000, respectively. Substantially all of the sportsbook revenues occurred in the first and fourth quarters when both gross volume and the hold (net winnings percentage by the Company) were higher than in subsequent quarters. The hold on baseball games in the summer months is typically less than the hold for football games. The launch of the www.onlinesportsbook.com sports oriented Web site in October 2000 had a significant impact on revenue during the years ended December 31, 2000 and December 31, 2001.

Revenues from the Online Casino operations were approximately $1,253,000 and $554,000 for the years ended December 31, 2001 and December 31, 2000, respectively. The volume of wagering was significantly higher in 2001, due to additional Casino games offered for play. The volume of wagering is higher in the winter months due to the seasonal effect of online activity. During the summer months both the amount wagered and the hold decreased consistent with lower Internet usage as a whole.

COST OF OPERATIONS. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, telecommunications and credit card processing fees and internet service provider expenses. Cost of operations amounted to $718,000 and $330,000 for the years ended December 31, 2001and December 31, 2000, respectively. This represents an increase of $388,000 or 118%. The increase was the result of higher credit card processing fees and software licensing costs associated with higher volumes of betting activities as well as the amortization of the deferred licensing fees.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses in the years ended December 31, 2001 and 2000 were approximately $60,000 and $110,000, respectively. This represents a decrease of $50,000 or 45%, and is due to the greater amount of new products introduced in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salary costs and administrative functions, advertising expenses, travel costs and professional service fees. Total general and administrative expenses for the years ended December 31, 2001 and December 31, 2000 were approximately $2,125,000 and $1,480,000, respectively. This represents an increase of $645,000 or 44%. The increase in costs was due to the efforts to increase the size of the business, to administer the expanded volume, and additional salary expenses. Advertising costs amounted to $405,000 and $167,000 for the years ended December 31, 2001and December 31, 2000, respectively. The increase was primarily related to the Northstar agreement. Professional fees decreased from $251,000 in 2000 to $60,000 in 2001 due to higher accounting and legal fees and the use of outside consultants in 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computer and telecommunications equipment. Total depreciation and amortization expense was approximately $128,000 and $106,000 for the years ended December 31, 2001 and December 31, 2000, respectively. This represents an increase of $22,000 or 21%.

GAIN ON SALE OF THE WWW.SLOTSVEGAS.COM WEB SITE. The gain on the sale of the slotsvegas Web site was approximately $1 million of which $965,000 was recognized in the year ended December 31, 2000.

INCOME TAXES. We have incurred net losses for each period from inception through 1999, and recorded a modest profit in 2000. Since we have not yet filed our 1996 through 2000 tax returns for Mint and affiliates and Total Entertainment Inc., losses generated in prior years may not be available. We are expecting to file such tax returns in the near future, which could yield approximately $2,000,000 of net operating loss carry forwards and deferred expenses as of December 31, 2001 for United States federal income tax purposes, which will expire in the year 2018. Due to the uncertainty of obtaining such benefits and of future profitability, a valuation allowance equal to the deferred tax assets has been recorded. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit the future annual realization of the tax net operating loss carry forwards under Section 382 of the Internal Revenue Code of 1986.


CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION. Gaming revenues are recognized when the sporting event or game of chance has been completed. Credit card deposits held by the Company for individual customers are recorded as customer account deposits until earned by the Company or returned to the customer. Gaming revenues are presented on a net basis (i.e., net of customer winnings).

RESEARCH AND DEVELOPMENT EXPENSES. Costs associated with research and development, principally relating to website development and e-commerce development are expensed as incurred. Such costs also include expenditures for developing a methodology for on-line gaming and investigating the development of certain software gaming products.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,896,000 and $1,016,000 for the years ended December 31, 2001 and December 31, 2000, respectively. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officer's salaries, advances made by affiliates, and the proceeds of the sale of our Slotsvegas site.

Net cash provided by (used in) operating activities was approximately $6,000 and $(512,000) for the years ended December 31, 2001 and December 31, 2000, respectively. The improvement was made possible by the collection of receivables and higher customer deposits, offset by the fact that a portion of the officers' salaries was not deferred in 2001.

During 2001, the directors and shareholders of the Company provided working capital advances of $43,000. The officers of the company deferred $181,000 and $340,000 of salaries during the fiscal years ended December 31, 2001 and December 31, 2000, respectively.

Our material capital commitments consist of obligations under facilities and operating leases, royalties, and operating agreements. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate devoting additional resources to building the strength of our brand name, through increased marketing and sales efforts. If we are unsuccessful in defending litigation and claims against us, we may incur significant costs or dilution. We have used our common stock where possible to obtain required products and services without using cash.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate substantially all of our business activities and casino games in United States dollars. We are exposed to a certain level of foreign currency exchange risk related to our Canadian-based technical and customer support activities. However, the assets maintained in Canada and expenditures made in Canadian dollars have not been significant in 2000 or 2001. The Company has not, and does not plan on entering into any programs which are intended to hedge its exposure to the Canadian dollar.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The Company's officers and directors are as follows:



        Name                       Age        Position(s)

Sandy J. Masselli, Jr.             39         Chairman of the Board, Chief
                                              Executive Officer and Secretary
Mitchell Brown                     36         Director, President and Chief
                                              Operating Officer
T. R. Anthony Malcom               67         Director
Robert D. Bonnell                  56         Director
Richard B. Davis                   55         Director
John Masselli                      31         Director



TERMS OF DIRECTORS

Mr. Sandy Maselli and Mr. Brown have served as directors of the Company since January 21, 1998. Mr. Bonnell, Mr. Malcom, and Mr. Davis have served as directors of the Company since September 30, 1998. Mr. John Masselli has served as director of the Company since July 2, 2001. The directors of the Company serve as such until the next annual meeting of stockholders and until their successors are elected and qualified.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Sandy J. Masselli, Jr. has served as the Chairman of the Board, Chief Executive Officer, and a Director of the Company since January 1998. From May 1990 to the present, Mr. Masselli has served as Managing Director of Intercapital Asset Management Company, Inc., an investment advisory company, where he has been responsible for the selection and monitoring of investments as well as merchant banking activities. From May 1981 until May 1990, Mr. Masselli worked as a Vice President or Senior Vice President at several major securities and brokerage firms, including Prudential Securities, Inc., Drexel Burnham Lambert, Inc., Shearson Lehman Hutton, Inc. and Merrill Lynch Pierce Fenner & Smith, Inc. He holds a Bachelor of Arts degree in Political Science from Monmouth College and a Juris Doctor from LaSalle University.

Mitchell Brown has served as the President, Chief Operating Officer and a Director of the Company since January 1998. He has over 11 years experience in the sales and marketing industry. From January 1990 to December 1997, Mr. Brown worked as a sales representative at Feldman Associates where his responsibilities included the sale of licensed and generic toys, candy, seasonal and novelty products. Mr. Brown holds a Bachelor of Science degree in Business Administration from Monmouth University.

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

Robert D. Bonnell has served as a Director of the Company since September 30, 1998. He has over 25 years experience in the marketing and public relations industries. From 1992 to the present, Mr. Bonnell has served as Chairman and Chief Executive Officer of Skiff Lake Holdings Limited, a private holding company with positions in real estate, investments and trusts. During this period, he also served as Chairman of Communicer, an international company specializing in corporate communications and advice in connection with mergers and acquisitions. Previously, Mr. Bonnell worked as Managing Director and in other senior positions for Public & Industrial Relations, Canada's largest public relations firm. In addition, Mr. Bonnell has in the past served as a director of several other companies, including Windsor Investments S.A. in Luxemburg, Tudor Deutche International and Windsor Energy Corporation in Tulsa, Oklahoma (which position he currently holds). He holds a Bachelor of Arts (Honors) degree in Political Science and Economics from Ricker College, University of New Brunswick.

Gala Tse had served as a Director of the Company since September 30, 1998. She has extensive experience in marketing and distributing products in Asia. From 1995 to 1997, she was the Director of Business Development for Hasbro Toys Asia. From 1991 to 1995, Ms. Tse worked as an independent distributor or Blue Diamond Executive based in Hong Kong for NuSkin International, a multilevel marketing company. From 1990 to 1991, she was a Director of Royal Company Ltd., a Japanese toy company, responsible for setting up their Hong Kong office for the purpose of manufacturing toys in China for export throughout South East Asia. Since 1997, Ms. Tse has been raising a family. She holds a Bachelor of Science degree from McGill University in Montreal. Ms. Tse resigned her position effective July 2, 2001 for personal reasons.

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

John J. Masselli has served as a Director and Secretary of the Company since July 2001. From March 1998 to present, Mr. John J. Masselli has been employed by the Company as Executive Vice President, Marketing/Development. From March 1993 to March 1998, Mr. John J. Masselli was employed by Merrill Lynch & Co., Inc., U.S. Private Client Services; his responsibilities included brokerage operations and customer service. Mr. John J. Masselli holds a Bachelor of Science degree in Communications from The University of Miami, Florida. Mr. John J. Masselli is the brother of Sandy J. Masselli, Jr., Chairman of the Board, Chief Executive Officer and a director of the Company.

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

FAMILY RELATIONSHIPS

John J. Masselli, Director is the brother of Sandy Masselli, Jr. Chairman of the Board. There are no other family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the SEC). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2001, all filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the aggregate compensation paid to the Company's Chief Executive Officer. There were no other executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 2001:

                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                                                 Compensation
                                          Annual Compensation                    Securities
Name and                                  -------------------    Other Annual    Underlying
Principal Position(s)             Year    Salary ($)    Bonus    Compensation    Options/SARs (#)
------------------------------    ----    ----------    -----    ------------    ----------------
Sandy J. Masselli, Jr.(1)         2001    100,000(2)      0            0               0
Chairman of the Board             2000    100,000(2)      0            0               0
and Chief Executive Officer

1. Sandy Masselli, Jr. became Chief Executive Officer of the Company as of January 23, 1998 as part of the Merger.

2.   See Deferred Compensation Arrangements below.

STOCK OPTIONS

No stock options were granted or exercised during 2001 to or by any of the Company's named executive officers.

LONG-TERM INCENTIVE PLANS

The Company made no awards to the named executive officers under any long-term incentive plan in 2001.

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

DEFERRED COMPENSATION ARRANGEMENTS

Sandy Masselli, together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company. The total amount of deferred officer salaries at December 31, 2001 was approximately $1,061,000. During the year ended December 31, 2001, $158,950 of officers salaries were paid in cash and $181,050 was deferred.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment or consulting agreement with any named executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table set forth in Item 10 -- EXECUTIVE COMPENSATION, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of such persons is 1411 Peel Street, Suite 500, Montreal, Quebec, Canada H3A 1S5.



                                      Number of Shares
                                      of Common Stock
Name and Address of Beneficial Owner  Beneficially Owned(1)  Percent of Class(2)
------------------------------------  ---------------------  -------------------

Sandy J. Masselli, Jr                      72,500,000(3)             59.5
Mitchell Brown                              3,500,000(4)              5.8
Robert D. Bonnell                           2,350,000(5)              4.0
John Masselli                                 750,000(6)              1.2
T.R. Anthony Malcom                           250,000(7)               .4
Richard B. Davis                              250,000(8)               .4
Robert and Carole Knoblock                  4,140,000                 7.2
    294 South 200 W
    Valparaiso, Indiana 46383
Intercapital Asset Management Limited      57,000,000(9)             49.8
    c/o The Royal Bank of Scotland
    Shirley & Charlotte Street
    Nassau, The Bahamas
All directors and executive officers       79,600,000                71.3
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

2. With respect to option holders, the calculation of percentage ownership assumes the exercise of the relevant option or options beneficially owned by the holder but not by other option holders.

3. This amount consists of (i) 10,000,000 shares of Common Stock held, directly or indirectly, by Sandy Masselli's family and relatives, with respect to which Mr. Masselli is in a position to exercise voting and investment power, (ii) 3,000,000 common stock options issued to Mr. Masselli, (iii) 2,500,000 common stock options issued to Mr. Masselli's brother, Joseph H. Masselli, with respect to which Mr. Masselli is in a position to exercise voting and investment power, and (iv) 57,000,000 common stock options (the Global Options) held by Intercapital Asset Management Limited, a Bahamian corporation (ICAM) as transferee from Intercapital Global, with respect to which Mr. Masselli is in a position to exercise voting and investment power. All of the 62,500,000 common stock options referred to in clauses (ii), (iii), and (iv) above are exercisable at any time at $0.1875 per share and expire on February 3, 2006. ICAM is also listed in the table as an additional beneficial owner of the Global Options.

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

6. This amount consists of 750,000 common stock options issued to Mr. John Masselli. The options are exercisable at any time at $0.1875 per share and expire on February 3, 2006.

7. This amount consists of 250,000 common stock options issued to Mr. Malcom. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FORMATION OF THE COMPANY

The Company was incorporated on April 22, 1993 in the State of Indiana under the name Kit Farms Inc. (Kit). From 1993 until 1995, Kit engaged in the business of pet food manufacturing and processing. From 1995 until January 1998, Kit was inactive. On January 28, 1998, Mint Energy Corporation, a Delaware corporation
(Mint), merged with and into Kit, with Kit being the surviving corporation (the Merger). Concurrently, Intercapital Global was contributed to Kit by its shareholders, and became a wholly-owned subsidiary of Kit. Mint and Intercapital Global had the same beneficial owners (the beneficial owners) at the date of the Merger. After the Merger, Kit changed its name to the present name of the Company and in September 1998, the Company commenced its present Internet casino business.

The Merger was effected pursuant to the terms of a Merger Agreement dated November 17, 1997 entered into between Mint and Kit, as amended by the First Amendment thereto dated January 15, 1998, and as further amended by certain oral agreements in February 1998 (as amended, the Merger Agreement). Pursuant to the Merger Agreement, the shareholders of Mint and Intercapital

Global received approximately 104.8 million shares of Common Stock (the Merger Shares) with a negotiated value of $2 million in consideration for entering into the Merger. Through the Merger, the shareholders and management of Mint acquired control over the Company as the surviving entity.

Prior to the Merger, Mint owned certain Internet casino hardware and software through its two wholly-owned subsidiaries, Online Software, Inc., a Delaware corporation (OSI), and Online Casinos, Inc. a Delaware corporation (OCI), and Intercapital Global owned a gaming license issued by the government of Honduras. From 1996 through the date of the Merger, the beneficial owners of these entities advanced approximately $2 million which are reflected as capital contributions to such entities to fund expenditures relating to research and development of the online gaming business and software. As a result of the Merger, OSI and OCI became wholly-owned subsidiaries of the Company and were later merged with and into the Company with the Company surviving.

Intercapital Global was organized in October 1993 as an offshore private investment fund, and, from time to time, conducted certain investment activities not related to the casino business on behalf of its beneficial owners. The Merger Shares were issued to the beneficial owners of Mint and Intercapital Global, in consideration for entering into the Merger; however, to reduce the Company's public float, among other reasons, the beneficial owners returned 57 million of the Merger Shares to the Company for cancellation. In exchange for the returned shares, the Company issued to Intercapital Global, as agent for the beneficial owners, options to acquire 57 million additional shares of Common Stock at an exercise price of $0.1875 per share expiring on February 3, 2006 (the Global Options). The balance of 47.8 million Merger Shares was subsequently distributed by Intercapital Global, as agent, to the beneficial owners, which shares, together with the Global Options, were treated as consideration for the Merger.

Pursuant to the Merger and concurrent contribution of its shares to Kit, Intercapital Global became a wholly-owned subsidiary of the Company (and operator of the Company's Online Casinos) and the Global Options were transferred to Intercapital Asset Management Limited (ICAM), a Bahamian corporation controlled by Sandy J. Masselli, Jr., the Chief Executive Officer of the Company. ICAM holds the Global Options for the beneficial owners.

Prior to the January 1998 Merger between Kit and Mint in which the Company was the surviving entity, Sandy J. Masselli, Jr., Chief Executive Officer of the Company, had voting and investment control over all of Intercapital Global's assets and outstanding shares of capital stock. At the time of the Merger, the beneficial owners of Mint and Intercapital Global were identical.

PERSONAL GUARANTY OF MPACT AGREEMENT

Intercapital Global entered into an Agreement dated August 18, 1998 (the Processing Agreement) with MPACT Immedia Transaction Services Ltd., a Bermuda company (MPACT), subsequently transferred to Surefire Commerce Ltd. (Surefire), pursuant to which Surefire performs various credit card approval and processing services to facilitate Online Casino transactions in return for a weekly fee equal to 5.75% (reduced to 5.25% in 2000 and 5.00% in 2001) of all approved and settled credit card transactions, subject to a minimum fee of $2,000 per month. The Processing Agreement is terminable by Intercapital Global, with or without cause, on 15 days notice to Surefire. Intercapital Global's obligations to Surefire under the Agreement are personally guaranteed by Sandy J. Masselli, Jr., the Chief Executive Officer of the Company. In 2000, this agreement was transferred by MPACT to Surefire.

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

     10.9 Marketing and License Agreement dated January 14, 2000 between Intercapital Global and Online Gaming Systems, Ltd.**

     10.10 Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment International, S.A.**

     10.11 Purchase Agreement dated March 1, 2000 between Intecapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement**

     10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion**

     10.13 Agreement with Discount Charge card, Ltd. dated June 13,2000 regarding provision of advertising media and related cross-guarantee of parent companies***

     10.14 Agreement with NorthStar Advertising, Inc. regarding provision of public relations services***


* Incorporated by reference from the Company's Form 10-SB Registration Statement dated December 14, 1999.

** Incorporated by reference from the Company's Form 10-KSB Annual Report dated December 31, 1999.

*** Incorporated by reference from the Company's Form 10-KSB Annual Report dated
    December 31, 2000.

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

  Notes to Consolidated Financial Statements                          F-7 - F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Total Entertainment Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Total Entertainment Inc. (an Indiana corporation) and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Inc. and Subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, at December 31, 2001, the Company's current liabilities exceeded its current assets by $1,896,000, and the Company lost $1,101,000 from operations for the year ended December 31, 2001. There are also significant legislative risks and uncertainties regarding on-line casino operations. In addition, the Company is involved in litigation as described in Note D-4. Although the Company's management believes it has meritorious defenses, there can be no assurance that the Company will prevail. If the Company does not prevail, it may have a material adverse impact on the financial condition of the Company. These factors, among others, as discussed in Note A-3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A-3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ GRANT THORNTON LLP
----------------------
Grant Thornton LLP



Edison, New Jersey
April 12, 2002

                    Total Entertainment Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS



                                                     December 31,   December 31,
                                                        2000           2001
                                                     -----------    -----------
ASSETS

Current assets:
 Cash                                                $       369    $    20,416
 Accounts receivable                                     317,455        232,527
 Prepaid expense and other receivables                   275,750             --
                                                     -----------    -----------
     Total current assets                                593,574        252,943

Property and equipment:
 Computer equipment                                      351,048        354,893
 Furniture and fixtures                                   48,845         48,845
                                                     -----------    -----------
                                                         399,893        403,738
 Less accumulated depreciation                           176,248        304,310
                                                     -----------    -----------
                                                         223,645         99,428
Other assets:
  Deferred licensing fees, net                           112,235             --
  Note receivable from NetForFun                         114,698        124,717
  Other assets                                            41,282         41,282
                                                     -----------    -----------
                                                     $ 1,085,434    $   518,370
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Accounts payable and accrued liabilities            $   224,506    $   348,004
 Customer account deposits                               211,118        373,381
 Current maturities of capital lease obligations          21,560         11,264
 Deferred compensation                                   880,000      1,061,050
 Due to directors and stockholders                       272,197        354,965
                                                     -----------    -----------
     Total current liabilities                         1,609,381      2,148,664

Capital lease obligations, less current maturities         4,999             --

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficiency):
 Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and
   outstanding, 58,388,443 shares at
   December 31, 2000 and 2001                             58,388         58,388
 Additional paid-in capital                            2,684,695      2,684,695
 Accumulated deficit                                  (3,272,029)    (4,373,377)
                                                     -----------    -----------

Total stockholders equity (deficiency)                  (528,946)    (1,630,294)
                                                     -----------    -----------

                                                     $ 1,085,434    $   518,370
                                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.

                    Total Entertainment Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,



                                                         2000           2001
                                                     -----------    -----------
Revenues:
  Gaming revenues                                    $ 1,084,429    $ 2,768,729
  Less:  Charge backs                                    (48,162)      (207,469)
         Complimentary and bonus                         (38,394)      (631,776)
                                                     -----------    -----------
  Gaming revenues, net                                   997,873      1,929,484
  Hosting fees and commissions                            92,250             --
                                                     -----------    -----------
  Total Revenues                                       1,090,123      1,929,484

Costs and expenses:
 Cost of operations                                      329,522        717,730
 Research and development                                110,446         59,994
 Selling, general and administrative                   1,480,475      2,125,046
 Depreciation and amortization                           106,098        128,062
                                                     -----------    -----------
                                                       2,026,541      3,030,832
                                                     -----------    -----------

Loss from operations                                    (936,418)    (1,101,348)

Other Income:
  Gain on sale of website                                964,682             --

                                                     -----------    -----------
     Income (loss) before provision for
         income taxes                                     28,264     (1,101,348)

Provision for income taxes                                 2,000             --
                                                     -----------    -----------
     NET INCOME (LOSS)                               $    26,264    $(1,101,348)
                                                     ===========    ===========
Basic and diluted income (loss) per common share     $       .00    $      (.02)
                                                     ===========    ===========



The accompanying notes are an integral part of these statements.

                    Total Entertainment Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Years ended December 31, 2001 and 2000



                                                           Common stock
                                                          $.001 par value         Additional                     Total
                                                     -------------------------     paid-in     Accumulated    stockholders'
                                                       Shares         Amount       capital       deficit   equity (deficiency)
                                                     -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1999                            57,388,443   $    57,388   $ 2,460,695   $(3,298,293)   $  (780,210)

Net income for the year ended December 31,2000                                                      26,264         26,264
Capital stock issued to Northstar Advertising Inc.     1,000,000         1,000       224,000                      225,000
                                                     -----------   -----------   -----------   -----------    -----------
Balance December 31, 2000                             58,388,443        58,388     2,684,695    (3,272,029)      (528,946)

Net loss for the year ended December 31,2001                  --            --            --    (1,101,348)    (1,101,348)
                                                     -----------   -----------   -----------   -----------    -----------
Balance December 31, 2001                             58,388,443   $    58,388   $ 2,684,695   $(4,373,377)   $(1,630,294)
                                                     -----------   -----------   -----------   -----------    -----------

The accompanying notes are an integral part of this financial statement.

                    Total Entertainment Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                          2000          2001
                                                      -----------   -----------

Cash flows from operating activities:

 Net income (loss)                                    $    26,264   $(1,101,348)
 Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Amortization of deferred licensing fees              104,522       112,235
     Depreciation and amortization                        106,098       128,062
     Expenditures paid by directors and stockholders       21,000        39,542
     Gain on sale of website                             (964,682)           --
     Deferred compensation                                340,000       181,050
     Increase (decrease) in cash from changes in
      operating assets and liabilities:
        Accounts receivable                              (244,166)       84,928
        Prepaid expense and other                          27,905       275,750
        Accounts payable and accrued liabilities           61,235       123,498
        Customer account deposits                           9,661       162,263
                                                      -----------   -----------
Net cash (used in) provided by operating activities      (512,163)        5,980
                                                      -----------   -----------
Cash flows from investing activities:

 Purchase of property and equipment                       (66,348)       (3,845)
 Proceeds from sale of website                            100,000            --
 Payments received on (increase in) note receivable        45,302       (10,019)
                                                      -----------   -----------
          Net cash provided by (used in)
           investing activities                            78,954       (13,864)
                                                      -----------   -----------
Cash flows from financing activities:

 Principal payments on capital leases                     (35,918)      (15,295)
 Advances from directors and stockholders                 445,631        43,226
                                                      -----------   -----------
Net cash provided by financing activities                 409,713        27,931
                                                      -----------   -----------
          NET (DECREASE) INCREASE IN CASH                 (23,496)       20,047

Cash at beginning of period                                23,865           369
                                                      -----------   -----------
Cash at end of period                                 $       369   $    20,416
                                                      ===========   ===========



See Note G for supplementary cash flow information.

The accompanying notes are an integral part of these financial statements.

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001

NOTE A - BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

1. CORPORATE STRUCTURE

Total Entertainment Inc., formerly known as Kit Farms Inc. (the Company), incorporated in the state of Indiana, has three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the Province of Quebec, and Total Entertainment (Delaware) Inc., an inactive Delaware company.

The Company offers software-based games of chance and sports wagering facilities on a worldwide basis through the Internet located at www.theonlinecasino.com, www.theonlinesportsbook.com, www.bingoonthenet.com, as well as other sites (collectively the Online Casinos). There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note D-1). The Company launched its www.theonlinecasino.com Web site on September 12, 1998.

Intercapital Global, the operating company, owns a gaming license issued by the Government of Honduras and the Dominican Republic, and several Internet Web sites. The Company is currently using state-of-the-art casino gaming and sportsbook software under an informal license arrangement with Montana S.A. (Montana), a leading casino software development company. In the fourth quarter of 2000 the Company used this software on a no-cost trial basis. In 2001 the Company began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. The Company is exploring the possibility of entering into a formal license agreement with Montana, one which would either require the Company to purchase the software or pay a fixed fee and/or volume-based royalty. There is no assurance that the informal software license from Montana will continue or that the Company will enter into a formal license agreement. The Company also licenses software for the gaming and sportsbook operations from Online Gaming Systems (formerly known as Atlantic Entertainment International Inc. (OGS), an independent software developer, and other vendors. Intercapital Global accepts wagers via the Internet through an E-commerce credit card processing agreement with MPACT Immedia Transaction Services Ltd. (MPACT). During 2000, this contract was transferred by MPACT to Surefire Commerce Ltd.

Intercapital Canada provides Intercapital Global with technical and customer support and administrative services.

2. WWW.SLOTSVEGAS.COM TRANSACTIONS

A. SGL TRANSACTION. In June 1999, the Company launched an Online Casino geared toward slots players located at WWW.SLOTSVEGAS.COM (Slotsvegas). On May 5, 1999, the Company entered into an agreement with Summerhill Gaming Limited (SGL) to transfer a 50% ownership interest and profit and loss participation in Slotsvegas. The agreement did not specify a fixed period and remains in effect as long as the Web site is in operation. In consideration for this interest, SGL paid $150,000 in cash to the Company and paid $350,000 of obligations to vendors on behalf of the Company, which was recorded as deferred income. Such amounts are non-refundable.

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

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)

B. NETFORFUN TRANSACTION. In March 2000, pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com, Inc., a publicly held Canadian company (Netforfun), the Company sold its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to Netforfun for $2,000,000, payable as follows:

o    $100,000 in cash upon signing of the purchase agreement;

o $400,000 in the form of a five-year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on or before July 1, 2000; and

o $1,500,000 in the form of 15,000,000 shares of Netforfun common stock valued by the parties at $0.10 per share.

Given the current financial position of Netforfun, and its stock valuation profile, no amounts will be recognized by the Company relating to the sale of the website for common stock held until the uncertainty of realization is satisfied. The Company and Netforfun agreed in June 2000, that any winnings allocable to Netforfun were to be first applied against the principal of the note receivable. Approximately $35,000 in Netforfun's share of the winnings from the website has been applied against the note receivable. Effective June 30, 2000, the Company assigned $240,000 of the note receivable from Netforfun to Intercapital Asset Management (see Note E) in partial satisfaction of amounts owed by the Company to Intercapital Asset Management. Effective October 31, 2000, SGL agreed to assume the obligation of Netforfun under the note receivable if the obligation is not satisfied. This guarantee was extended to October 31, 2002.

In January 2002 Netforfun was taken over by Spectrafax. The Netforfun common stock was replaced by 1,800,000 shares of Spectrafax common stock valued at $0.10 per share. The Company received approximately $23,000 from the sale of 270,000 shares of Spectrafax in January and February 2002 which was applied against the note receivable from Netforfun.

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

3. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred a loss from operations since inception. At December 31, 2001 and 2000, the Company has a working capital deficiency of approximately $1,896,000 and $1,016,000, respectively, and a stockholders' deficiency of approximately $1,630,000 and $528,000, respectively. The Company is also involved in litigation (as described in Note D-4), which, if the Company is unsuccessful in its defense, could have a material adverse effect on the Company. There are also significant legislative risks and uncertainties regarding on-line casino operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)

The Company's plans and actions with respect to this situation include the following:

a. Since 2000, the Company re-focused its business on running its casino and sportsbooks, with improved software and graphics. The Company has also entered into a significant advertising campaign and promotional programs to increase traffic at the website.

o Entered into a transaction with an advertising consultant to assist in developing its advertising strategy;

o Entered into a barter transaction (See Note D-8), whereby we will obtain up to $5 million of advertising media in various media, including radio (such as WNEW 102.7 in New York City), newsprint, magazines (such as Ocean Drive, Maxim, Continental Airlines and TWA's inflight magazines), etc. in exchange for an equal amount of I-chips in our Online Casinos. This transaction ceased in 2001, without full utilization of the $5 million.

b. Obtain advances from affiliated companies, officers or other sources, as necessary, to fund operating expenses.

c. Defer officers' salaries until such time the Board of Directors determines it is appropriate to commence payment. (See Note E-1.)

d. Currently the Company is running its casino on new and improved software on a trial basis. The Company is exploring the possibility of entering into a formal agreement with, Montana, the casino software development company, one which would either require the Company to purchase such software or pay a volume-based royalty.

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

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)

Basic loss per share for the year ended December 31, 2001 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The denominator for the basic and diluted earnings per share calculation for the year ended December 2001 is 58,388,433. The amount of options not considered in the loss per share calculation for the year ended December 31, 2001 because their effect was antidilutive was 69,250,000 shares.

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

Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, requires the liability approach to accounting for deferred income taxes for financial reporting purposes. Under the provisions of SFAS No. 109, deferred tax assets and liabilities are determined based on tax rates expected to be in effect when the taxes are actually paid or refunds received.

6. CONCENTRATION OF CREDIT OR MARKET RISK

Statement of Financial Accounting Standards No. 105 (SFAS No. 105) requires the disclosure of significant concentration of credit or market risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company and its subsidiaries to concentrations of risk, consist principally of cash, the note receivable from Netforfun, and accounts receivable. Substantially all of the accounts receivable at December 31, 2001 are from Surefire Commerce Ltd. or other credit card processors.

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

8. VALUATION OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The statement requires that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and value long-lived assets to be disposed of. The carrying values of the long-lived assets are reviewed if the facts and circumstances suggest that such assets may be permanently impaired. If the expected future undiscounted cash flows derived from such assets is less than the carrying value, such value would be reduced to its fair value.

9. RESEARCH AND DEVELOPMENT EXPENSES

Costs associated with research and development, principally relating to website development and e-commerce development are expensed as incurred. Such costs also include expenditures for developing a methodology for on-line gaming and investigating the development of certain software gaming products.

10. ADVERTISING EXPENSES

Costs associated with advertising are expensed as incurred, and amounted to $405,000 and $167,000 for the years ended December 31, 2001 and 2000, respectively. See also Note C-1.

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)


11. SEGMENT AND RELATED INFORMATION

The Company operates as one active segment, internet-based gaming, and follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The hosting business has no dedicated assets and liabilities, and the Company recorded $92,250 (including $45,000 pursuant to the Netforfun Maintenance agreement) of revenue related to this activity during the year ended December 31, 2000. The Company has deferred the launch of this business until improved proprietary products and services can be developed or obtained.

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

15. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2000, the Emerging issues Task Force (EITF) reached a consensus on Issue No. 99-17, Accounting for Barter Transactions, to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and that the fair value recognized be disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. The Company purchased advertising from barter transactions (See Note D-8), in 2001 and 2000. The Company records advertising expense with a corresponding credit to customer account balances as advertising is incurred.

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

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)


In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment of Disposal of Long-lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," while retaining many of the requirements of such statement.

16. RECLASSIFICATIONS

Certain reclassifications to 2000 reported amounts have been made in the financial statements to conform to 2001 presentation.

17. DEFERRED LICENSING FEES

Up front costs incurred to obtain software licenses are amortized over the term of the license agreement. As of December 31, 2001 all deferred licensing fees were written off due to uncertainty as to realization (through relicensing, refund or other) of the asset.

NOTE C - CAPITAL STOCK AND STOCK OPTIONS

1. COMMON STOCK TRANSACTIONS

During 2000, the Company entered into a transaction whereby 1,000,000 common shares were issued to Northstar Advertising Inc. in exchange for consulting services for internet-based advertising through July 31, 2001. The Company recorded the value of the advertising to be received based upon the quoted market value of the common shares at the date of issuance, which amounted to $225,000. Northstar fulfilled its obligation pursuant to the agreement in the first quarter 2001. Accordingly, the balance of the prepaid advertising of approximately $200,000 was expensed in the first quarter 2001.

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

2. STOCK OPTIONS

The Company did not have a formal stock option plan; however, the Company has issued stock options under letter agreements to certain individuals. The options granted had an exercise price at least equal to the fair value of the Company's stock, and expire after eight years. The options granted vest immediately.

As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, method of determining compensation cost. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for options issued to employees or Directors.

The Company had no options granted, exercised and forfeited during the years ended December 31, 2001 and 2000. The following table summarizes information about the shares outstanding and exercisable for options, including the option held by Intercapital Asset Management Limited (See Note E-3), at December 31, 2001.

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)




                                        Weighted-
                                         average
                                        remaining
      Exercise         Number        contractual life     Number
       prices        outstanding         in years       exercisable
       ------        -----------         --------       -----------
       $.1875         66,500,000           6.1           66,500,000
        .15            2,750,000           6.75           2,750,000
                     -----------                        -----------
                      69,250,000                         69,250,000
                     ===========                        ===========



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

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)

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

2. OPERATING LEASES

The Company signed a lease for office premises in June 1999 for a period of five years ending July 31, 2004 for a minimum annual rent of $22,000 plus operating costs. The lease contains escalation clauses for payments of expenses over base rent. Additionally, the Company is committed under three operating leases for automobiles expiring on various dates in 2004. The approximate minimum annual rental commitments under these operating leases currently in effect at December 31, 2001 are as follows:



                  Year ending December 31,
                    2002                        112,000
                    2003                        112,000
                    2004                         66,000
                                               --------
                    Total minimum payments     $291,000
                                               ========



Rent expense for the years ended December 31, 2001 and December 31, 2000 was approximately $157,000 and $90,000, respectively. The Company also pays for a portion of Intercapital Asset Management's leased facility in New Jersey under an informal agreement. Intercapital Asset Management's total commitment under this lease is $4,500 per month plus common area expenses for 60 months.

3. CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under various capital leases which will expire through 2002.

Minimum payments for the capital leases are as follows:




                  2002                                        12,158
                                                             -------
                  Total minimum lease payments                12,158

                  Less amounts representing interest             894
                                                             -------
                  Current                                     11,264
                                                             =======



Equipment recorded under capital leases was $100,427. Accumulated amortization of capital assets subject to capital leases amounted to approximately $89,163 at December 31, 2001. Interest on capital leases amounted to approximately $ 7,000 and $4,000 for the years ended December 31, 2000 and 2001, respectively.

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)

4. LITIGATION

KNOBLOCK LITIGATION
-------------------
Robert W. Knoblock, Carole Knoblock and Jille Knoblock, officers, directors and/or principal shareholders of Kit, predecessor to the Company, have filed a lawsuit against the Company and certain affiliates. The lawsuit arises out of a January 1998 reverse merger between Kit and Mint and restrictive legends on certain Company stock certificates issued to the Knoblocks in connection with this merger. The Knoblocks claim that they are shareholders and that the restrictive legends are improper as a matter of law, and that the Company and other defendants are liable to them, under different theories, for failure to remove the restrictive legends. Some defendants are defendants for purposes of some counts, but not others. There is another count raised against defendant S. Masselli only, for payment under a $175,000 promissory note, but the Company is not a defendant to that claim. Plaintiffs seek more than $5.5 million in damages, in addition to prejudgment interest, punitive damages and attorney's fees. Defendant Equity Transfer Services, Inc. also filed a cross-claim against the Company for defense costs and indemnification.

The Company denies the claims, and has filed a counterclaim. The Company's counterclaim is based on a claim that plaintiffs represented that only 12,000,000 shares were outstanding at the time of the merger, when more than 40,000,000 shares were outstanding. The Company seeks $2.7 in damages, in addition to prejudgment interest, punitive damages and attorney's fees. The facts of the case are not clearly established because discovery has been limited. The case stalled when plaintiffs' counsel withdrew and one of the plaintiffs died. New counsel just appeared last fall. The trial, which was set for January 2002, was continued, and no new date has been set. The parties have been ordered to mediation, but a date has not been set. A summary judgment motion was filed on the promissory note claim against defendant S. Masselli, and his response is due on May 3, 2002. The hearing will be held on May 30, 2002. It is premature to predict the outcome of this lawsuit.

DISCOUNT CHARGE CARD LIMITED
----------------------------
Discount Charge Card Limited ("DCC") filed an arbitration proceeding against the Company and Intercapital Global in state court in Florida alleging breach of contract. In turn, the Company and Intercapital Global have filed an action, in state court in Florida, asserting that DCC and other parties violated agreements with the Company and Intercapital Global, as well as committed fraud. Both matters are currently pending. DCC is seeking damages of $400,000 in the arbitration proceeding. The damages under the Company's state court counter-claim have not yet been ascertained.

In addition to the foregoing, the Company is involved from time to time in various claims and lawsuits in the ordinary course of business, none of which is expected, either singly, or in the aggregate, to have a material effect on the Company.

Although the Company's management believes it has meritorious defenses, there can be no assurance that the Company will prevail. If the Company does not prevail, it may have a material adverse impact of the financial condition of the Company.

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

The Company also signed an agreement with OGS for support and maintenance of the licensed software for an initial period of one year ending June 30, 2000, at a cost of $5,000 per month, subject to adjustments. As part of the termination of the OGS Agreement discussed in Note A-2, the Company will have no royalty payments and minimal maintenance costs on an ongoing basis.

In March 2000, the Company returned software and the related licenses with an aggregate cost of $172,000 to OGS, of which approximately $95,000 was refunded to the Company and the remaining $77,000 was paid in 2001. The Company believes the remaining OGS software and related licenses will be utilized by the Company in other company-owned Web sites or licensing business.

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)

6. MONTANA S.A. SOFTWARE

The Company is currently using state-of-the-art casino gaming and sportsbook software under an informal license arrangement with Montana S.A. (Montana), a leading casino software development company. In the fourth quarter of 2000 the Company used this software on a no-cost trial basis. In 2001 the Company began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. The Company is exploring the possibility of entering into a formal license agreement with Montana, one which would either require the Company to purchase the software or pay a fixed fee and/or volume-based royalty. There is no assurance that the informal software license from Montana will continue or that the Company will enter into a formal license agreement. There is a $10,000 per month minimum royalty fee.

7. INCOME AND OTHER TAX RETURNS

Through December 31, 2001, Total Entertainment, its subsidiaries and its predecessor companies including Kit Farms, have not filed all required income tax returns or other tax returns or reports required by Federal, State, Local or other jurisdictions. The Company has been advised to investigate and consult with appropriate authorities to establish a plan to become compliant as soon as possible. For substantially all periods, these entities had not generated any taxable profits; therefore, management believes the amount of taxes due, including any potential penalties and interest, for past periods is not considered significant.

8. CREDIT CARD PROCESSING CONTRACT

In August 1998, the Company entered into an agreement with MPACT, subsequently transferred to Surefire, whereby Surefire performs various credit card approval and processing services for the online casino operations. Surefire receives a fee equal to 5.75%, subsequently reduced to 5.25% in 2000 and 5.00% in 2001, of all approved and settled credit card transactions, subject to a minimum of $2,000 per month. The agreement is terminable by the Company with 15 days' notice to Surefire. Surefire holds a security deposit of $25,000 from the Company, and has a personal guaranty of Mr. Masselli, the Company's Chief Executive Officer.

9. BARTER TRANSACTION

In June 2000, the Company entered into an agreement with Discount Charge Card Ltd. (DCC) whereby DCC will provide up to $5 million worth of advertising media to the Company in exchange for an equal amount of I-chips to be use in the Company's Online Casinos. Pursuant to this agreement, 330,751 I-chips were used through December 31, 2001, and a corresponding amount was added to the client account balances.


NOTE E - RELATED PARTY TRANSACTIONS

1. DEFERRED COMPENSATION

During 1998 through 2000, the officers of the Company did not receive any cash compensation for their services. Two other employees including the brother of Mr. Masselli had similar arrangements. Such amounts totaled approximately $880,000 at December 31, 2000 and are deferred by the Company until such time as determined by the relevant officer. The deferred salaries shall be paid to such persons in cash or stock of the Company at such time as each officer may elect by written notice to the Company by the Board of Directors of the Company to be paid. The total amount of deferred officer salaries at December 31, 2001 was approximately $1,061,000. During the year ended December 31, 2001, $158,950 of officers salaries were paid in cash and $181,050 was deferred.


2. DUE TO DIRECTORS AND STOCKHOLDERS

From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2000 and 2001. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts. In 2000, the Company satisfied a portion of these advances by assigning $240,000 of its note receivable from Netforfun to Intercapital Asset Management (See Note A-2B).

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)

Fees paid to directors for professional services during 2001, was approximately $25,000.

3. HISTORY OF COMPANY FORMATION

Mr. Sandy Masselli had effective control of Mint Energy and affiliates and Intercapital Global. Mr. Sandy Masselli has effective control of Intercapital Asset Management Limited.

Kit Farms was incorporated on April 22, 1993 and was engaged in the pet food business until 1995, when the remaining assets and liabilities were liquidated. From that date to January 28, 1998, Kit Farms was an inactive public company trading on the Nasdaq over-the-counter bulletin board market (bulletin boards).

From 1996 through 1998, Mint Energy and its subsidiaries had spent several years exploring the possibilities of and developing software for a gaming and wagering operation accessible through the Internet. These entities had no revenues or employees during this period. Funds used by Mint Energy and subsidiaries to conduct these activities and develop the business were received as advances which are reflected as capital contributions from Sandy J. Masselli, Jr., Chairman of the Board (Mr. Masselli) and other shareholders of Mint Energy. At the time of the merger, the shareholders of Mint and Intercapital Global were identical (the Beneficial Owners).

On January 28, 1998 and as amended, Kit Farms Inc. (Kit Farms) merged with Mint Energy including its subsidiaries, and the Beneficial Owners of Intercapital Global contributed their shares of Intercapital Global to Kit Farms. At the time of the Kit Farms merger, it had been purported that 7.37 million shares of Kit Farms were outstanding. Subsequent to the merger, the Company was informed that there may be additional shares outstanding, which were subsequently cancelled by the Company. This matter is currently under arbitration (see Note D-4). Notwithstanding the arbitration issue, the existing stockholders of Kit Farms were to continue to hold the 7.37 million shares of the common stock of the merged entity. Intercapital Global, in its role as agent for the Beneficial Owners, received 104.8 million shares of common stock of Kit Farms, with an aggregate value of approximately $2 million pursuant to the merger of Mint Energy into Kit Farms, and the contribution, by the Beneficial Owners, of their shares of Intercapital Global. The aggregate value was determined through negotiations among the Boards of Directors of Kit Farms and Mint Energy, in the absence of reliable quoted market prices on the bulletin boards.

In February 1998, the Beneficial Owners voluntarily returned to treasury 57 million shares. The shares were subsequently cancelled by the Company. On February 3, 1998, the Company granted an option (the Global Option), to replace the returned shares, to acquire 57 million shares at $.1875 per share, exercisable at any time through February 3, 2006, to Intercapital Global in its role as agent for the Beneficial Owners. Intercapital Global subsequently transferred the option to Intercapital Asset Management Limited, an investment management company controlled by Mr. Masselli, which had the same Beneficial Owners as Mint Energy and Intercapital Global.

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

Kit Farms changed its name to Total Entertainment Inc. on February 19,1998.

Under accounting principles generally accepted in the United States of America, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Mint Energy for the net monetary assets of Kit Farms, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the legal acquirer (Kit Farms) are those of the accounting acquirer (Mint Energy). Earnings per share (EPS) are calculated to reflect the Company's change in capital structure for all periods presented.

                    TOTAL ENTERTAINMENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001
                                   (Continued)

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

NOTE F - INCOME TAXES

Upon filing income tax returns (see Note D-6), the Company could have net operating losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. The Company is consulting with legal council to determine a plan to become compliant. Deferred tax assets arising from these net operating loss carryforwards, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended December 31, 2000 and 2001, and income generated in Antiqua is not subject to income taxes.

Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carry forwards that could become available under Section 382 of the Internal Revenue Code.

NOTE G - SUPPLEMENTARY CASH FLOW INFORMATION

1. NON-CASH TRANSACTION. In 2000, $240,000 of advances from directors and stockholders were repaid through the assignment of a notes receivable (See Note A-2B and Note E-2). In addition the Company issued Common Stock, with a fair value of $225,000, for advertising services (see Note C1).

2. INTEREST AND TAXES PAID. During 2000 the Company paid approximately $2,000 of taxes and $7,000 of interest. During 2001 the Company paid approximately $0 of taxes and $4,000 of interest.

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



Date: April 12, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Signature                                Title                        Date
---------                                -----                        ----

/s/ MITCHELL BROWN             President, Chief Operating        April 12,2002
-----------------------        Officer and Director
Mitchell Brown

/s/ T.R. ANTHONY MALCOM        Director                          April 12, 2002
-----------------------
T.R. Anthony Malcom

/s/ ROBERT D. BONNELL          Director                          April 12, 2002
-----------------------
Robert D. Bonnell

/s/ RICHARD B. DAVIS           Director                          April 12, 2002
-----------------------
Richard B. Davis

/s/ JOHN J. MASSELLI           Director                          April 12, 2002
-----------------------
John J. Masselli