Form 10QSB
period 2002-03-31
TOTAL ENTERTAINMENT INC
filed 2002-05-20
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 17, 2002, there were 58,388,443 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                            Total Entertainment, Inc.

                                      Index

                                                                            Page
                                                                            ----

PART I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
  December 31, 2001 and March 31, 2002 (Unaudited) .......................     3

Condensed Consolidated Statements of Operations
  Three Months Ended March 31, 2002 and 2001 (Unaudited) .................     4

Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2002 and 2001 (Unaudited) .................     5

Notes to Condensed Consolidated Financial Statements .....................  6-10

Management's Discussion and Analysis of Financial
  Condition and Results of Operations .................................... 11-13

PART II. Other Information ...............................................    13

Signatures ...............................................................    15

                    PART I. Financial Information (Unaudited)

                   Total Entertainment, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                   as at March 31, 2002 and December 31, 2001


                                                     December 31,    March 31,
                                                         2001           2002
                                                                    (unaudited)
                                                     -----------    -----------
ASSETS

Current assets
   Cash                                              $    20,416    $     3,482
   Accounts receivable                                   232,527        159,236
                                                     -----------    -----------
        Total current assets                             252,943        162,718

Property and equipment
   Computer equipment                                    354,893        354,893
   Other furniture and fixtures                           48,845         48,845
                                                     -----------    -----------
                                                         403,738        403,738
   Less accumulated depreciation                         304,310        321,971
                                                     -----------    -----------
                                                          99,428         81,767
Other assets
   Note receivable from NetForFun                        124,717         50,823
   Other assets                                           41,282         41,282
                                                     -----------    -----------

                                                     $   518,370    $   336,590
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities          $   348,004    $   273,971
   Customer account deposits                             373,381        333,804
   Current maturities of capital lease
      obligations                                         11,264          6,245
   Deferred compensation                               1,061,050      1,078,550
   Due to directors and stockholders                     354,965        411,755
                                                     -----------    -----------
         Total current liabilities                     2,148,664      2,104,325

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31,2001 and
   March 31,2002                                          58,388         58,388
   Additional paid-in capital                          2,684,695      2,684,695
   Accumulated deficit                                (4,373,377)    (4,510,818)
                                                     -----------    -----------
                                                      (1,630,294)    (1,767,735)
                                                     -----------    -----------

                                                     $   518,370    $   336,590
                                                     ===========    ===========

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                   Three months ended March 31, 2002 and 2001
                                   (unaudited)


                                                    March 31,        March 31,
                                                      2001             2002
                                                  ------------     ------------
Income
   Gaming revenues                                $    791,673     $    533,766
   Less: Chargebacks                                    23,528           12,482
         Complimentary and bonus                       208,186          120,826
                                                  ------------     ------------
Gaming Revenues, net                                   559,959          400,458

Costs and expenses
   Cost of operations                                  170,124          108,529
   Research and development                             44,014               --
   Selling, general and administrative                 599,124          411,709
   Depreciation and amortization                        29,059           17,661
                                                  ------------     ------------
                                                       842,321          537,899
                                                  ------------     ------------
NET INCOME (LOSS) FOR THE PERIOD                  $   (282,362)    $   (137,441)
                                                  ============     ============
Income (loss) per common share
   Basic                                          $       (.00)    $       (.00)
   Diluted                                        $       (.00)    $       (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         58,388,443       58,388,443
                                                  ============     ============
      Diluted                                       58,388,443       58,388,443
                                                  ============     ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows

                   three months ended March 31, 2002 and 2001
                                   (unaudited)


                                                           March 31,   March 31,
                                                             2001        2002
                                                           --------    --------
Cash flows from operating activities
   Net income (loss)                                       (282,362)   (137,441)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Amortization of deferred licensing fees               11,221          --
       Depreciation and amortization                         29,059      17,661
       Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                              52,064      73,291
            Prepaid expense and other                       206,250          --
            Accounts payable and accrued liabilities        (22,024)    (74,033)
            Customer account deposits                        38,957     (39,577)
            Deferred compensation                                --      17,500
                                                           --------    --------
               Net cash provided by (used in)
                 operating activities                        33,165    (142,599)

Cash flows from investing activities
   Purchase of computers and equipment                       (4,506)         --
   Payments received on Note Receivable                          --      73,894
                                                           --------    --------
               Net cash provided by (used in)
                 investing activities                        (4,506)     73,894

Cash flows from financing activities
   Principal payments on capital leases                      (4,712)     (5,019)
   Advances from (repayments to) directors and
     stockholders, net                                      (14,945)     56,790
                                                           --------    --------
       Net cash provided by (used in) financing
          activities                                        (19,657)     51,771
                                                           --------    --------

       NET INCREASE (DECREASE) IN CASH                        9,002     (16,934)

Cash at beginning of period                                     369      20,416
                                                           --------    --------

Cash at end of period                                         9,371       3,482
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

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three month period ended March 31, 2001 and 2002 and cash flows for the three months ended March 31, 2001 and 2002, respectively.

         The accounting policies followed by the Company are set forth in Note A of the Company's financial statements as contained in the Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The Form 10-KSB contains additional data and information with respect to intangible assets, stock option plans, reserved shares, income taxes, commitments and contingencies, and other items and is incorporated by reference.

         The results reported for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations which may be expected for a full year.


NOTE B - NETFORFUN TRANSACTIONS

         When the Company sold its remaining interest in www.slotsvegas.com website in 2000, we received common stock of Netforfun and a note receivable. In January 2002 Netforfun was taken over by Spectrafax. The Netforfun common stock related to sale of www.slotsvegas.com in 2000 was replaced by 1,800,000 shares of Spectrafax common stock. The Company received approximately $74,000 from the sale of 1,275,000 shares of Spectrafax during the quarter ended March 31, 2002, which has been accounted for as a reduction of the note receivable from Netforfun.

         The Company has not recognized any value of its holdings of Spectrafax common stock due to the uncertainty of the valuation of the common stock upon receipt of Netforfun common stock in 2000.

NOTE C - NET INCOME (LOSS) PER COMMON STOCK

         The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS
128) which specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or instruments which are potentially common stock.

         Basic earnings (loss) per common share is determined by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is determined by dividing the net income
(loss) by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants. In the first quarters of 2002 and 2001, 69,250,000 options were not included in the loss per share calculation because their effect was antidilutive.

                                         Three Months Ended   Three Months Ended
                                           March 31, 2001       March 31, 2002
                                           --------------       --------------

Basic Shares                                 58,388,443           58,388,443
                                             ==========           ==========

(Loss) available to
   Common shareholders                         (282,362)            (137,441)

Basic (loss) per share                       $     (.00)          $     (.00)


NOTE D - RELATED PARTY TRANSACTIONS

1.   Deferred Compensation

         Sandy Masselli, together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company. The total amount of deferred officer salaries at March 31, 2002 was approximately $1,079,000. During the quarter ended March 31, 2002, $67,500 of officers salaries were paid in cash and $17,500 was deferred.

2.   Due to Directors and stockholders

         Intercapital Asset Management Inc., an entity which is controlled by the Company's Chief Executive Officer, was owed a total of $86,000 by the Company as at March 31,2002. This amount is included in due to Directors and Stockholders. The amount advanced bears no interest and has no scheduled repayment terms.

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

2.   Litigation

         KNOBLOCK LITIGATION
         -------------------
         Robert W. Knoblock, Carole Knoblock and Jille Knoblock, officers, directors and/or principal shareholders of Kit, predecessor to the Company, have filed a lawsuit against the Company and certain affiliates. The lawsuit arises out of a January 1998 reverse merger between Kit and Mint and restrictive legends on certain Company stock certificates issued to the Knoblocks in connection with this merger. The Knoblocks claim that they are shareholders and that the restrictive legends are improper as a matter of law, and that the Company and other defendants are liable to them, under different theories, for failure to remove the restrictive legends. Some defendants are defendants for purposes of some counts, but not others. There is another count raised against defendant S. Masselli only, for payment under a $175,000 promissory note, but the Company is not a defendant to that claim. Plaintiffs seek more than $5.5 million in damages, in addition to prejudgment interest, punitive damages and attorney's fees. Defendant Equity Transfer Services, Inc., the Company's stock transfer agent, also filed a cross-claim against the Company for defense costs and indemnification.

         The Company denies the claims, and has filed a counterclaim. The Company's counterclaim is based on a claim that plaintiffs represented that only 12,000,000 shares were outstanding at the time of the merger, when more than 40,000,000 shares were outstanding. The Company seeks $2.7 in damages, in addition to prejudgment interest, punitive damages and attorney's fees. The facts of the case are not clearly established because discovery has been limited. The case stalled when plaintiffs' counsel withdrew and one of the plaintiffs died. New counsel appeared last fall. The trial, which was set for January 2002, was continued, and no new date has been set. The parties have been ordered to mediation, but a date has not been set. A summary judgment motion was filed on the promissory note claim against defendant S. Masselli, and his response was filed on May 3, 2002. The hearing will be held on May 30, 2002. It is premature to predict the outcome of this lawsuit.

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

3.   Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,942,000 as at March 31, 2002. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries, advances made by affiliates, advances made by SGL pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site. These factors raise substantial doubts about our ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and Form 10-KSB for the year ended December 31, 2001. Except for the historical information contained herein, the discussion in this Form 10-QSB contains forward-looking statements that involve risks, uncertainties and assumptions such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this document. The actual results, levels of activity, performance, achievements and prospects could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed elsewhere in this Form 10-QSB.

Overview

         From 1996 through August 1998, we were considered a development stage company. On September 12, 1998, we launched the www.theonlinecasino.com Web site and began generating revenues.

         We have incurred significant losses and negative cash flows from operations since inception due to the initial research, technology infrastructure development and starting of our business. Our revenues have not been sufficient to cover our expenses to date. In order to significantly increase revenues we will be required to incur significant advertising and promotional expenses. We anticipate additional revenues to occur in the fall and winter months, when wagering on professional and college football and, to a lesser extent basketball, and internet gaming activities as a whole, are expected to be at their highest levels. In anticipation of an expansion of our operations, we have been expanding our management personnel. We intend to employ additional personnel in such areas as sales, technical support and finance. These actual and proposed increases in personnel will significantly increase our selling, general and administrative expenses.

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

Results of Operations

         Revenues. Gaming revenues in the quarter ended March 31, 2002 were approximately $534,000, while in the quarter ended March 31, 2001, gaming revenues were approximately $792,000. Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. The gaming revenue from the Casino for the quarter ended March 31, 2002 was approximately 54% less than the comparable 2001 quarter due to lower volume. The higher volume in 2001 is attributable, in part to an advertising campaign designed to increase traffic to our website. This advertising and promotional (including issuance of complementary wagering dollars) campaign was not repeated in 2002, and therefore less traffic and wagering dollars were received. Gaming revenues from the Sportsbook operations were approximately $336,000 and $423,000 for the quarter ended March 31, 2002 and 2001 respectively, due to the lower volume.

         Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, credit card processing fees, and internet service provider costs. For the quarter ended March 31, 2002 such cost amounted to $109,000 as compared to $170,000 in 2001. The decreases are a result of the decreased volume of business, and higher software licensing costs for both our owned and managed websites in 2001.

         Research and Development Expenses. Research and development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses in the quarter ended March 31, 2001 was approximately $44,000. There were no research and development expenses for the quarter ended March 31, 2002.

         General and Administrative Expenses. General and administrative expenses consist primarily of salary costs, telecommunication, travel and other administrative costs including professional service fees. Total general and administrative expenses for the three months ended March 31, 2002 and 2001 were approximately $411,000 and $599,000, respectively. The greater costs in 2001 were due to the greater efforts to increase the size of the business and administer the expanded volume, and included higher advertising costs including certain non-cash advertising expenses.

         Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computers, servers and telecommunications equipment. Total depreciation and amortization expense was approximately $18,000 and $29,000 for the quarters ended March 31, 2002 and 2001, respectively. The decrease reflects the lower expense related to the aging of equipment owned.

         Income Taxes. We have incurred net losses for each period from inception through 1999 and recorded a modest profit in 2000. Since we have not yet filed our 1996 through 2001 tax returns for Mint and affiliates and Total Entertainment Inc., losses generated in prior years may not be available. We are expecting to file such tax returns in the near future, which could yield approximately $2,000,000 of net operating loss carry forwards as of December 31, 2000 for United States federal income tax purposes, which will expire in the year 2018. Due to the uncertainty of obtaining such benefits and of future profitability, a valuation allowance equal to the deferred tax assets has been recorded for such carry forwards. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit the future annual realization of the tax net operating loss carry forwards under
Section 382 of the Internal Revenue Code of 1986.

Critical Accounting Policies

         REVENUE RECOGNITION. Gaming revenues are recognized when the sporting event or game of chance has been completed. Credit card deposits held by the Company for individual customers are recorded as customer account deposits until earned by the Company or returned to the customer. Gaming revenues are presented on a net basis (i.e., net of customer winnings).

Liquidity and Capital Resources.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,942,000 as at March 31, 2002. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to over the past year primarily through the deferral of officers' salaries, advances made by affiliates, and the proceeds of the sale of our Slotsvegas site (including our Spectrafax stock). Due to our limited cash balances, we expect to have to continue these financing methods. These factors raise substantial doubt about our ability to continue as a going concern.

         Net cash provided by (used in) operating activities was approximately ($143,000) and $33,000 for the quarters ended March 31, 2002 and 2001. The decrease was primarily due to lower customer deposits and decreasing accounts payable.

         During the first quarter of 2002, we borrowed funds totaling $82,000 from directors and stockholders to fund our operations under short-term advances without fixed repayment terms. Repayments on these advances totaled approximately $25,000 for 2002. We also received approximately $74,000 from the sale of Spectrafax stock.

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


                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

         Please refer to Item 3, of the Condensed Notes to Consolidated Financial Statements and the Company's report on Form 10-KSB for the year ended December 31,2001 for a description of the material legal proceedings in which the Company is involved.

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

                                       TOTAL ENTERTAINMENT INC.




Signature                                    Title                      Date
---------                                    -----                      ----

/s/ SANDY J. MASSELLI, JR.      Chairman of the Board, Chief        May 17, 2002
--------------------------      Executive Officer and Director
Sandy J. Masselli, Jr.,

/s/ MITCHELL BROWN              President, Chief Operating          May 17, 2002
--------------------------      Officer and Director
Mitchell Brown

/s/ T.R. ANTHONY MALCOM         Director                            May 17, 2002
--------------------------
T.R. Anthony Malcom

/s/ ROBERT D. BONNELL           Director                            May 17, 2002
--------------------------
Robert D. Bonnell

/s/ RICHARD B. DAVIS            Director                            May 17, 2002
--------------------------
Richard B. Davis

/s/ JOHN J. MASSELLI            Director                            May 17, 2002
--------------------------
John J. Masselli