Form 10QSB
period 2002-06-30
TOTAL ENTERTAINMENT INC
filed 2002-08-19
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 19, 2002, there were _________ shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                            Total Entertainment, Inc.

                                      Index

                                                                            Page

PART I.  Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
  December 31, 2001 and June 30, 2002 (Unaudited)                              3

Condensed Consolidated Statements of Operations
  Six Months Ended June 30, 2002 and 2001 (Unaudited)                          4

Condensed Consolidated Statements of Operations
  Three Months Ended June 30, 2002 and 2001 (Unaudited)                        5

Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2002 and 2001 (Unaudited)                          6

Notes to Condensed Consolidated Financial Statements                      7 - 11

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    12 - 14

PART II. Other Information                                                    14

Signatures                                                                    16

                    PART I. Financial Information (Unaudited)

                   Total Entertainment, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                    as at June 30, 2002 and December 31, 2001



                                                      December 31,     June 30,
                                                          2001           2002
                                                                     (unaudited)
                                                      -----------    -----------
ASSETS

Current assets
   Cash                                               $    20,416    $       000
   Accounts receivable                                    232,527            000
                                                      -----------    -----------
         Total current assets                             252,943            000

Property and equipment
   Computer equipment                                     354,893            000
   Other furniture and fixtures                            48,845            000
                                                      -----------    -----------
                                                          403,738            000
   Less accumulated depreciation                          304,310            000
                                                      -----------    -----------
                                                           99,428            000
Other assets
   Note receivable from NetForFun                         124,717            000
   Other assets                                            41,282            000
                                                      -----------    -----------

                                                      $   518,370    $       000
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities           $   348,004    $       000
   Customer account deposits                              373,381            000
   Current maturities of capital lease
      obligations                                          11,264            000
   Deferred compensation                                1,061,050            000
   Due to directors and stockholders                      354,965            000
                                                      -----------    -----------
         Total current liabilities                      2,148,664            000

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31,2001                   58,388            000
   Additional paid-in capital                           2,684,695            000
   Accumulated deficit                                 (4,373,377)           000
                                                      -----------    -----------
                                                       (1,630,294)           000
                                                      -----------    -----------

                                                      $   518,370    $       000
                                                      ===========    ===========

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                     Six months ended June 30, 2002 and 2001
                                   (unaudited)


                                                    June 30,          June 30,
                                                      2001              2002
                                                  ------------      ------------
Income
   Gaming revenues                                $  1,577,309      $        000
   Less: Chargebacks                                        --               000
         Complimentary and bonus                            --               000
                                                  ------------      ------------
Gaming Revenues, net                                 1,577,309               000

Costs and expenses
   Cost of operations                                  807,081               000
   Research and development                             59,014               000
   Selling, general and administrative               1,021,105               000
   Depreciation and amortization                        64,032               000
                                                  ------------      ------------
                                                     1,951,232               000
                                                  ------------      ------------
NET INCOME (LOSS) FOR THE PERIOD                  $   (373,923)     $        000
                                                  ============      ============
Income (loss) per common share
   Basic                                          $       (.01)     $         00
   Diluted                                        $       (.01)     $         00

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         58,388,443               000
                                                  ============      ============
      Diluted                                       58,388,443               000
                                                  ============      ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                    Three months ended June 30, 2002 and 2001
                                   (unaudited)


                                                    June 30,          June 30,
                                                      2001              2002
                                                  ------------      ------------
Income
   Gaming revenues                                $    785,636      $        000
   Less: Chargebacks                                        --               000
         Complimentary and bonus                            --               000
                                                  ------------      ------------
Gaming Revenues, net                                   785,636               000

Costs and expenses
   Cost of operations                                  405,243               000
   Research and development                             15,000               000
   Selling, general and administrative                 421,981               000
   Depreciation and amortization                        34,973               000
                                                  ------------      ------------
                                                       877,197               000
                                                  ------------      ------------
NET INCOME (LOSS) FOR THE PERIOD                  $    (91,561)     $        000
                                                  ============      ============
Income (loss) per common share
   Basic                                          $       (.00)     $         00
   Diluted                                        $       (.00)     $         00

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         58,388,443               000
                                                  ============      ============
      Diluted                                       58,388,443               000
                                                  ============      ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows

                     Six months ended June 30, 2002 and 2001
                                   (unaudited)


                                                            June 30,    June 30,
                                                              2001        2002
                                                            --------    --------
Cash flows from operating activities
   Net income (loss)                                        (373,923)        000
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities
         Amortization of deferred licensing fees              22,441         000
         Depreciation and amortization                        64,032         000
         Amortization of prepaid advertising contract        200,000         000
         Deferred compensation                                77,300         000
         Increase (decrease) in cash from changes in
            operating assets and liabilities
               Accounts receivable                            (5,996)        000
               Prepaid expense and other                      43,750         000
               Accounts payable and accrued liabilities      (35,182)        000
               Customer account deposits                     (13,347)        000
                                                            --------    --------
                  Net cash provided by (used in)
                     operating activities                    (20,925)        000

Cash flows from investing activities
   Purchase of computers and equipment                        (3,845)        000
   Payments received on Note Receivable                           --         000
                                                            --------    --------
                  Net cash provided by (used in)
                     investing activities                     (3,845)        000

Cash flows from financing activities
   Principal payments on capital leases                       (9,140)        000
   Advances from (repayments to) directors and
      stockholders, net                                       38,493         000
                                                            --------    --------
         Net cash provided by (used in) financing
            activities                                        29,353         000
                                                            --------    --------

         NET INCREASE (DECREASE) IN CASH                       4,583         000

Cash at beginning of period                                      369         000
                                                            --------    --------

Cash at end of period                                          4,952         000
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

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001, respectively.

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

         The results reported for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results of operations which may be expected for a full year.

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

                                            Six Months Ended    Six Months Ended
                                             June 30, 2001        June 30, 2002
                                              -----------          -----------

Basic Shares                                   58,388,443                  000
                                              ===========          ===========

(Loss) available to
   Common shareholders                           (373,923)                 000

Basic (loss) per share                        $      (.01)         $        00



                                         Three Months Ended   Three Months Ended
                                            June 30, 2001        June 30, 2002
                                             -----------          -----------

Basic Shares                                  58,388,443                  000
                                             ===========          ===========

(Loss) available to
   Common shareholders                           (91,561)                 000

Basic (loss) per share                       $      (.00)         $        00


NOTE D - RELATED PARTY TRANSACTIONS

1.   Deferred Compensation

         Sandy Masselli, together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company. The total amount of deferred officer salaries at June 30, 2002 was approximately $___________. During the quarter ended June 30, 2002, $________ of officers salaries were paid in cash and $______ was deferred.

2.   Due to Directors and stockholders

         Intercapital Asset Management Inc., an entity which is controlled by the Company's Chief Executive Officer, was owed a total of $______ by the Company as at June 30,2002. This amount is included in due to Directors and Stockholders. The amount advanced bears no interest and has no scheduled repayment terms.

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

3.   Liquidity

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $_________ as at June 30, 2002. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries, advances made by affiliates, advances made by SGL pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site. These factors raise substantial doubts about our ability to continue as a going concern.

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

         A decision last quarter by a majority of major U.S.-based banks to restrict the use of their credit cards for Internet gaming had a significant impact on the industry and the Company.

Results of Operations

         Revenues. Gaming revenues in the quarter ended June 30, 2002 were approximately $_______. Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months.

         Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, credit card processing fees, and internet service provider costs. For the quarter ended June 30, 2002 such cost amounted to $________.

         Research and Development Expenses. Research and development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. Total expenses in the quarter ended June 30, 2001 was approximately $______.

         General and Administrative Expenses. General and administrative expenses consist primarily of salary costs, telecommunication, travel and other administrative costs including professional service fees. Total general and administrative expenses for the three months ended June 30, 2002 were approximately $_______.

         Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computers, servers and telecommunications equipment. Total depreciation and amortization expense was approximately $_________ for the quarter ended June 30, 2002.

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

Liquidity and Capital Resources.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $_________ as at June 30, 2002. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to over the past year primarily through the deferral of officers' salaries, advances made by affiliates, and the proceeds of the sale of our Slotsvegas site (including our Spectrafax stock). Due to our limited cash balances, we expect to have to continue these financing methods. These factors raise substantial doubt about our ability to continue as a going concern.

         Net cash provided by (used in) operating activities was approximately $________and ($21,000) for the quarters ended June 30, 2002 and 2001.

         During the first quarter of 2002, we borrowed funds totaling $82,000 from directors and stockholders to fund our operations under short-term advances without fixed repayment terms. Repayments on these advances totaled approximately $25,000 for in the first quarter of 2002. We also received approximately $74,000 from the sale of Spectrafax stock in the first quarter of 2002.

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

                                       TOTAL ENTERTAINMENT INC.




Signature                                   Title                     Date
---------                                   -----                     ----

/s/ SANDY J. MASSELLI, JR.     Chairman of the Board, Chief      August 19, 2002
--------------------------     Executive Officer and Director
Sandy J. Masselli, Jr.,

/s/ MITCHELL BROWN             President, Chief Operating        August 19, 2002
--------------------------     Officer and Director
Mitchell Brown

/s/ T.R. ANTHONY MALCOM        Director                          August 19,2002
--------------------------
T.R. Anthony Malcom

/s/ ROBERT D. BONNELL          Director                          August 19, 2002
--------------------------
Robert D. Bonnell

/s/ RICHARD B. DAVIS           Director                          August 19, 2002
--------------------------
Richard B. Davis

/s/ JOHN J. MASSELLI           Director                          August 19, 2002
--------------------------
John J. Masselli