Form 10QSB/A
period 2002-06-30
TOTAL ENTERTAINMENT INC
filed 2002-10-21
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                                 (732) 345-9622
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of September 25, 2002, there were 58,388,443 shares of the issuer's common stock outstanding.

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

                                                     December 31,     June 30,
                                                         2001           2002
                                                                    (unaudited)
                                                     -----------    -----------
ASSETS

Current assets
   Cash                                              $    20,416    $     2,927
   Accounts receivable                                   232,527        104,627
                                                     -----------    -----------
        Total current assets                             252,943        107,554

Property and equipment
   Computer equipment                                    354,893        354,893
   Other furniture and fixtures                           48,845         48,845
                                                     -----------    -----------
                                                         403,738        403,738
   Less accumulated depreciation                         304,310        339,632
                                                     -----------    -----------
                                                          99,428         64,106
Other assets
   Note receivable from NetForFun                        124,717             --
   Other assets                                           41,282         41,282
                                                     -----------    -----------

                                                     $   518,370    $   212,942
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities          $   348,004    $   281,751
   Customer account deposits                             373,381        244,517
   Current maturities of capital lease
      obligations                                         11,264          6,245
   Deferred compensation                               1,061,050      1,111,700
   Due to directors and stockholders                     354,965        460,285
                                                     -----------    -----------
         Total current liabilities                     2,148,664      2,104,498

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31,2001                  58,388         58,388
   Additional paid-in capital                          2,684,695      2,684,695
   Accumulated deficit                                (4,373,377)    (4,634,639)
                                                     -----------    -----------
                                                      (1,630,294)    (1,891,556)
                                                     -----------    -----------

                                                     $   518,370    $   212,942
                                                     ===========    ===========

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                     Six months ended June 30, 2002 and 2001
                                   (unaudited)

                                                     June 30,         June 30,
                                                      2001             2002
                                                  ------------     ------------
Income
   Gaming revenues                                $  1,577,309     $    914,399
   Less:  Chargebacks                                   48,350           34,302
          Complimentary and bonus                      362,543          122,493
                                                  ------------     ------------
Gaming Revenues, net                                 1,166,416          757,604

Costs and expenses
   Cost of operations                                  396,188          165,436
   Research and development                             59,014               --
   Selling, general and administrative               1,021,105          839,309
   Depreciation and amortization                        64,032           35,322
                                                  ------------     ------------
                                                     1,540,339        1,040,067
Other Income
   Gain on Sale of Netforfun Stock                          --           21,201
                                                  ------------     ------------
NET INCOME (LOSS) FOR THE PERIOD                  $   (373,923)    $   (261,262)
                                                  ============     ============
Income (loss) per common share
   Basic                                          $   (.01)        $    (.00)
   Diluted                                        $   (.01)        $    (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         58,388,443       58,388,443
                                                  ============     ============
      Diluted                                       58,388,443       58,388,443
                                                  ============     ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                    Three months ended June 30, 2002 and 2001
                                   (unaudited)

                                                     June 30,         June 30,
                                                      2001             2002
                                                  ------------     ------------
Income
   Gaming revenues                                $    785,636     $    380,633
   Less:  Chargebacks                                   24,822           21,820
          Complimentary and bonus                      154,357            1,667
                                                  ------------     ------------
Gaming Revenues, net                                   606,457          357,146

Costs and expenses
   Cost of operations                                  226,064           56,907
   Research and development                             15,000               --
   Selling, general and administrative                 421,981          427,600
   Depreciation and amortization                        34,973           17,661
                                                  ------------     ------------
                                                       698,018          502,168
Other Income
   Gain on Sale of Netforfun Stock                          --           21,201
                                                  ------------     ------------
NET INCOME (LOSS) FOR THE PERIOD                  $    (91,561)    $   (123,821)
                                                  ============     ============
Income (loss) per common share
   Basic                                          $   (.00)        $    (.00)
   Diluted                                        $   (.00)        $    (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         58,388,443       58,388,443
                                                  ============     ============
      Diluted                                       58,388,443       58,388,443
                                                  ============     ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows

                     Six months ended June 30, 2002 and 2001
                                   (unaudited)

                                                           June 30,    June 30,
                                                             2001        2002
                                                           --------    --------
Cash flows from operating activities
   Net income (loss)                                       (373,923)   (261,262)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Amortization of deferred licensing fees               22,441          --
       Depreciation and amortization                         64,032      35,322
       Amortization of prepaid advertising contract         200,000          --
       Deferred compensation                                 77,300      50,650
       Increase (decrease) in cash from changes in
         operating assets and liabilities
            Accounts receivable                              (5,996)    127,900
            Prepaid expense and other                        43,750          --
            Accounts payable and accrued liabilities        (35,182)    (66,253)
            Customer account deposits                       (13,347)   (128,864)
                                                           --------    --------
               Net cash provided by (used in)
                 operating activities                       (20,925)   (242,507)

Cash flows from investing activities
   Purchase of computers and equipment                       (3,845)         --
   Payments received on Note Receivable                          --     124,717
                                                           --------    --------
               Net cash provided by (used in)
                 investing activities                        (3,845)    124,717

Cash flows from financing activities
   Principal payments on capital leases                      (9,140)     (5,019)
   Advances from (repayments to) directors and
     stockholders, net                                       38,493     105,320
                                                           --------    --------
        Net cash provided by (used in) financing
          activities                                         29,353     100,301
                                                           --------    --------

        NET INCREASE (DECREASE) IN CASH                       4,583     (17,489)

Cash at beginning of period                                     369      20,416
                                                           --------    --------

Cash at end of period                                         4,952       2,927
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


NOTE B - NETFORFUN TRANSACTIONS

         When the Company sold its remaining interest in www.slotsvegas.com website in 2000, we received common stock of Netforfun and a note receivable. In January 2002 Netforfun was taken over by Spectrafax. The Netforfun common stock related to sale of www.slotsvegas.com in 2000 was replaced by 1,800,000 shares of Spectrafax common stock. The Company received approximately $146,000 from the sale of Spectrafax stock during the six months ended June 30, 2002, which has been accounted for as a reduction of the note receivable from Netforfun. During the quarter ended June 30, 2002 the amount representing the note receivable has been fully satisfied and the additional amounts received have been recognized as a gain on the sale of stock.

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

                                           Six Months Ended    Six Months Ended
                                           June 30, 2001       June 30, 2002
                                           --------------       --------------

Basic Shares                                 58,388,443           58,388,443
                                             ==========           ==========

(Loss) available to
   Common shareholders                         (373,923)            (261,262)

Basic (loss) per share                       $     (.01)              $ (.00)



                                         Three Months Ended   Three Months Ended
                                            June 30, 2001        June 30, 2002
                                           --------------       --------------

Basic Shares                                 58,388,443           58,388,443
                                             ==========           ==========

(Loss) available to
   Common shareholders                          (91,561)            (123,821)

Basic (loss) per share                       $     (.00)           $    (.00)

NOTE D - RELATED PARTY TRANSACTIONS

1.       Deferred Compensation

         Sandy Masselli, together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company. The total amount of deferred officer salaries at June 30, 2002 was approximately $1,111,700. During the quarter ended June 30, 2002, $51,850 of officers salaries were paid in cash and $33,150 was deferred.

2.       Due to Directors and stockholders

         Intercapital Asset Management Inc., an entity which is controlled by the Company's Chief Executive Officer, was owed a total of $86,269 by the Company as at June 30,2002. This amount is included in due to Directors and Stockholders. The amount advanced bears no interest and has no scheduled repayment terms.

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

2.   Litigation

     KNOBLOCK LITIGATION Robert W. Knoblock, Carole Knoblock and Jille Knoblock, officers, directors and/or principal shareholders of Kit, predecessor to the Company, have filed a lawsuit against the Company and certain affiliates. The lawsuit arises out of a January 1998 reverse merger between Kit and Mint and restrictive legends on certain Company stock certificates issued to the Knoblocks in connection with this merger. The Knoblocks claim that they are shareholders and that the restrictive legends are improper as a matter of law, and that the Company and other defendants are liable to them, under different theories, for failure to remove the restrictive legends. Some defendants are defendants for purposes of some counts, but not others. There is another count raised against defendant S. Masselli only, for payment under a $175,000 promissory note, but the Company is not a defendant to that claim. Plaintiffs seek more than $5.5 million in damages, in addition to prejudgment interest, punitive damages and attorney's fees. Defendant Equity Transfer Services, Inc., the Company's stock transfer agent, also filed a cross-claim against the Company for defense costs and indemnification.

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

3.   Liquidity

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,997,000 as at June 30, 2002. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries, advances made by affiliates, advances made by SGL pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site. These factors raise substantial doubts about our ability to continue as a going concern.

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

Results of Operations

         Revenues. Net gaming revenues in the second quarter 2002 were approximately $357,000 compared to approximately $606,000 for the same 2001 period. Net gaming revenues for the six months ended June 30, 2002 were approximately $758,000 compared to approximately $1,166,000 for the six months ended June 30, 2001. Our revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months.

         Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, credit card processing fees, and internet service provider costs. For the three and six months ended June 30, 2002 such costs amounted to approximately $57,000 and $165,000 respectively as compared to approximately $226,000 and $396,000 respectively for the same periods in 2001.

         Research and Development Expenses. Research and development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. There were no research and development expenses for the three and six months ended June 30, 2002.

         General and Administrative Expenses. General and administrative expenses consist primarily of salary costs, telecommunication, travel and other administrative costs including professional service fees. Total general and administrative expenses for the three months ended June 30, 2002 and 2001 were approximately $428,000 and $422,000 respectively. For the six months ended June 30, 2002 and 2001 general and administrative expenses were approximately $839,000 and $1,021,000 respectively.

         Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computers, servers and telecommunications equipment. Total depreciation and amortization expense was approximately $18,000 and $35,000 respectively for the three and six months ended June 30, 2002 and approximately $35,000 and $64,000 respectively for the three and six months ended June 30, 2001.

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

Liquidity and Capital Resources.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,997,000 as at June 30, 2002. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to over the past year primarily through the deferral of officers' salaries, advances made by affiliates, and the proceeds of the sale of our Slotsvegas site (including our Spectrafax stock). Due to our limited cash balances, we expect to have to continue these financing methods. These factors raise substantial doubt about our ability to continue as a going concern.

         Net cash provided by (used in) operating activities was approximately $(243,000) and ($21,000) for the six months ended June 30, 2002 and 2001.

         During the first six months of 2002, we borrowed funds totaling $138,000 from directors and stockholders to fund our operations under short-term advances without fixed repayment terms. Repayments on these advances totaled approximately $33,000 during the first six months of 2002. We also received approximately $146,000 from the sale of Spectrafax stock in the first six months of 2002.

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

                            TOTAL ENTERTAINMENT INC.




Signature                                Title                        Date
---------                                -----                        ----

/s/ SANDY J. MASSELLI, JR.     Chairman of the Board, Chief     October 21, 2002
-----------------------        Executive Officer and Director
Sandy J. Masselli, Jr.

/s/ MITCHELL BROWN             President, Chief Operating       October 21, 2002
-----------------------        Officer and Director
Mitchell Brown

/s/ T.R. ANTHONY MALCOM        Director                         October 21, 2002
-----------------------
T.R. Anthony Malcom

/s/ ROBERT D. BONNELL          Director                         October 21, 2002
-----------------------
Robert D. Bonnell

/s/ RICHARD B. DAVIS           Director                         October 21, 2002
-----------------------
Richard B. Davis

/s/ JOHN J. MASSELLI           Director                         October 21, 2002
-----------------------
John J. Masselli