Form 10QSB
period 2002-09-30
TOTAL ENTERTAINMENT INC
filed 2002-11-21
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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


                    P.O. Box 8699, Red Bank, New Jersey 07701
          ---------------------------------------------------------------
          (Address of Principal Executive Offices)             (Zip Code)

                                 (732) 842-5553
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of September 30, 2002, there were 58,388,443 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                            Total Entertainment, Inc.

                                      Index

                                                                            Page

PART I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
December 31,2001 and September 30,2002 (Unaudited)                             3

Condensed Consolidated Statements of Operations
Nine Months Ended September 30,2002 and 2001 (Unaudited)                       4

Condensed Consolidated Statements of Operations
Three Months Ended September 30,2002 and 2001 (Unaudited)                      5

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,2002 and 2001 (Unaudited)                       6

Notes to Condensed Consolidated Financial Statements                        7-11

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        12-15

PART II. Other Information                                                    16

Signatures                                                                    17

                    PART I. Financial Information (Unaudited)

                   Total Entertainment, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                 as at September 30, 2002 and December 31, 2001



                                                    December 31,    Sept. 30,
                                                        2001           2002
                                                    -----------    -----------
                                                                   (unaudited)
ASSETS

Current assets
   Cash                                             $    20,416    $     1,337
   Accounts receivable                                  232,527             --
                                                    -----------    -----------
        Total current assets                            252,943          1,337

Property and equipment
   Computer equipment                                   354,893        314,744
   Other furniture and fixtures                          48,845         48,845
                                                    -----------    -----------
                                                        403,738        363,589
   Less accumulated depreciation                        304,310        318,711
                                                    -----------    -----------
                                                         99,428         44,878
Other assets
   Note receivable from NetForFun                       124,717             --
   Other assets                                          41,282             --
                                                    -----------    -----------

                                                    $   518,370    $    46,215
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities         $   348,004    $   267,356
   Customer account deposits                            373,381             --
   Current maturities of capital lease
     obligations                                         11,264             --
   Deferred compensation                              1,061,050      1,182,950
   Due to directors and stockholders                    354,965        455,282
                                                    -----------    -----------
        Total current liabilities                     2,148,664      1,905,588

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31,2001                 58,388         58,388
   Additional paid-in capital                         2,684,695      2,684,695
   Accumulated deficit                               (4,373,377)    (4,602,456)
                                                    -----------    -----------
                                                     (1,630,294)    (1,859,373)
                                                    -----------    -----------

                                                    $   518,370    $    46,215
                                                    ===========    ===========

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                  Nine months ended September 30, 2002 and 2001
                                   (unaudited)

                                                  Sept. 30,       Sept. 30,
                                                     2001            2002
                                                 ------------    ------------
Income
   Gaming revenues, net                          $  2,023,678    $    757,674
   Royalty income                                          --          84,750
                                                 ------------    ------------
Net Income                                          2,023,678         842,424

Costs and expenses
   Cost of operations                               1,223,239         162,812
   Research and development                            59,993              --
   Selling, general and administrative              1,502,445       1,011,573
   Depreciation and amortization                       96,047          48,305
                                                 ------------    ------------
                                                    2,881,732       1,222,690
Other Income
   Gain on Sale of Netforfun Stock                         --          21,201
   Gain on Sale of Assets                                  --         129,986
                                                 ------------    ------------
NET INCOME (LOSS) FOR THE PERIOD                 $   (858,046)   $   (229,079)
                                                 ============    ============
Income (loss) per common share
   Basic                                         $       (.01)   $       (.00)
   Diluted                                       $       (.01)   $       (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                        58,388,443      58,388,443
                                                 ============    ============
      Diluted                                      58,388,443      58,388,443
                                                 ============    ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                 Three months ended September 30, 2002 and 2001
                                   (unaudited)

                                                  Sept. 30,       Sept. 30,
                                                     2001            2002
                                                 ------------    ------------
Income
   Gaming revenues,net                           $    446,369    $         70
   Royalty income                                          --          84,750
                                                 ------------    ------------
Net Income                                            446,369          84,820

Costs and expenses
   Cost of operations                                 416,158          (2,624)
   Research and development                               980              --
   Selling, general and administrative                481,340         172,264
   Depreciation and amortization                       32,015          12,983
                                                 ------------    ------------
                                                      930,493         182,623
Other Income
   Gain on Sale of Assets                                  --         129,986
                                                 ------------    ------------
NET INCOME (LOSS) FOR THE PERIOD                 $   (484,124)   $     32,183
                                                 ============    ============
Income (loss) per common share
   Basic                                         $       (.01)   $        .00
   Diluted                                       $       (.01)   $        .00

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                        58,388,443      58,388,443
                                                 ============    ============
      Diluted                                      58,388,443      58,388,443
                                                 ============    ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows

                  Nine months ended September 30,2002 and 2001
                                   (unaudited)

                                                          Sept. 30,    Sept.30,
                                                            2001        2002
                                                         ----------  ----------
Cash flows from operating activities
   Net income (loss)                                       (858,046)   (229,079)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Amortization of deferred licensing fees               33,662          --
       Depreciation and amortization                         96,047      48,305
       Expenditures paid by directors and stockholders      200,000          --
       Deferred compensation                                 96,050     121,900
   Increase (decrease) in cash from changes in
         operating assets and liabilities
            Accounts receivable                             106,227     232,527
            Prepaid expense and other                        75,750          --
            Accounts payable and accrued liabilities        (83,351)    (80,648)
            Customer account deposits                       230,508    (373,381)
                                                         ----------  ----------
               Net cash provided by (used in)
                 operating activities                      (103,153)   (280,376)

Cash flows from investing activities
   Purchase of computers and equipment                       (3,845)         --
   Payments received on Note Receivable                          --     124,717
   Proceeds from sale of computers                               --       6,245
   Sale of other assets                                          --      41,282
                                                         ----------  ----------
               Net cash provided by (used in)
                 investing activities                        (3,845)    172,244

Cash flows from financing activities
   Principal payments on capital leases                     (13,307)    (11,264)
   Advances from (repayments to) directors and
     stockholders, net                                      121,472     100,317
                                                         ----------  ----------
            Net cash provided by (used in)
              financing activities                          108,165      89,053
                                                         ----------  ----------

            NET INCREASE (DECREASE) IN CASH                   1,167     (19,079)

Cash at beginning of period                                     369      20,416
                                                         ----------  ----------

Cash at end of period                                         1,536       1,337
                                                         ==========  ==========

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

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of December 31, 2001 and September 30, 2002 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001, respectively.

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

         The results reported for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations which may be expected for a full year.

NOTE B - NETFORFUN TRANSACTIONS

         When the Company sold its remaining interest in www.slotsvegas.com website in 2000, we received common stock of Netforfun and a note receivable. In January 2002 Netforfun was taken over by Spectrafax. The Netforfun common stock related to sale of www.slotsvegas.com in 2000 was replaced by 1,800,000 shares of Spectrafax common stock. The Company received approximately $146,000 from the sale of Spectrafax stock during the nine months ended September 30, 2002, which has been accounted for as a reduction of the note receivable from Netforfun. During the quarter ended September 30, 2002 the amount representing the note receivable has been fully satisfied and the additional amounts received have been recognized as a gain on the sale of stock.

         The Company has not recognized any value of its holdings of Spectrafax common stock due to the uncertainty of the valuation of the common stock upon receipt of Netforfun common stock in 2000.

NOTE C - SUMMERHILL (UK) TRANSACTIONS

         The Company sold its interest in www.theonlinecasino.com website as of July 1, 2002. We received common stock of Summerhill (UK) ,a royalty agreement and Summerhill (UK) assumed customer deposits and other commitments and leases from the Company associated with the operation of the website. The Company received approximately $17,600 from Summerhill during the quarter ended September 30, 2002. During the quarter ended September 30, 2002 the amount representing the royalty agreement has been fully satisfied and has been recognize as royalty income.

         The Company has not recognized any value of its holdings of Summerhill common stock due to the uncertainty of the valuation of the common stock upon receipt of Summerhill common stock in 2002.

NOTE D - OLYMPIC SPORTS DATA SERVICES, Ltd. TRANSACTIONS

         The Company sold its interest in www.onlinesportsbook.com web site as of July 1, 2002, to OLYMPIC SPORTS DATA. We received, a royalty agreement and OLYMPIC SPORTS DATA assumed customer deposits and other commitments and leases from the Company associated with the operation of the website. The Company received approximately $67,150 from OLYMPIC SPORTS DATA during the quarter ended September 30, 2002. During the quarter ended September 30, 2002 the amount representing the royalty agreement has been fully satisfied and has been recognized as royalty income.

NOTE E - NET INCOME (LOSS) PER COMMON STOCK

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

                                      Nine Months Ended    Nine Months Ended
                                        Sept. 30, 2001      Sept. 30, 2002
                                       ---------------     ---------------

Basic Shares                                58,388,443          58,388,443
                                       ===============     ===============
(Loss) available to
   Common shareholders                        (858,046)           (229,079)

Basic (loss) per share                 $          (.01)    $          (.00)


                                     Three Months Ended   Three Months Ended
                                        Sept. 30, 2001      Sept. 30, 2002
                                       ---------------     ---------------

Basic Shares                                58,388,443          58,388,443
                                       ===============     ===============
Income (Loss) available to
   Common shareholders                        (484,124)             32,183

Basic (loss) per share                 $          (.01)    $           .00

NOTE D - RELATED PARTY TRANSACTIONS

1.   Deferred Compensation

         Sandy Masselli, together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company. The total amount of deferred officer salaries at September 30, 2002 was approximately $1,182,950. During the quarter ended September 30, 2002, $71,250 of officers salaries was deferred.

2.   Due to Directors and stockholders

         Intercapital Asset Management Inc., an entity which is controlled by the Company's Chief Executive Officer, was owed a total of $86,269 by the Company as at September 30,2002. This amount is included in due to Directors and Stockholders. The amount advanced bears no interest and has no scheduled repayment terms.

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

2.   Litigation

     KNOBLOCK LITIGATION
     -------------------

     On September 29, 2002 the Company signed a Memorandum of Understanding to fully settle the Knoblock lawsuits, in all respects consolidated in the Indiana State Court and the Superior Court in the District of Montreal, that have been pending since late 1999. The settlement calls for the Company to lift certain restrictions on the issuance of previously issued outstanding Knoblock shares and for Equity Transfer Services, Inc., the Company's stock transfer agent, to withdraw the cross-claim against the Company. Mr. Robert Knoblock was the former CEO and Chairman of the Company. The settlement reflected in the Memorandum of Understanding is subject to formal Court approval.

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

3.   Liquidity

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,904,000 as at September 30, 2002. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to date primarily through the deferral of officers' salaries, advances made by affiliates, advances made by SGL pursuant to a working capital loan agreement, and the proceeds of the sale of our Slotsvegas site. These factors raise substantial doubts about our ability to continue as a going concern.

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

Cautionary Statement Regarding Forward-Looking Information

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the ability of the Company to make capital expenditures, the ability to incur additional debt, as necessary, to service and repay such debt, if any, as well as other factors that may effect the Company's financial condition or results of operations. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the ability to obtain additional financing, including the Company's ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. All statements in this Form 10-Q regarding industry prospects and the Company's financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business Overview

         From 1996 through August 1998, we were considered a development stage company. On September 12, 1998, we launched the www.theonlinecasino.com Web site and began generating revenues.

         We have incurred significant losses and negative cash flows from operations since inception due to the initial research, technology infrastructure development and start up costs associated with our former online gaming business. Our revenues are not sufficient to cover our expenses to date. In order to significantly increase revenues we were required to incur significant advertising and promotional expenses. We had anticipated additional revenues to occur. In anticipation of an expansion of our former online gaming business operations, we had been expanding our management personnel. We employed additional personnel in such areas as sales, technical support and finance. The actual and proposed increases in personnel significantly increased our selling, general and administrative expenses.

         We have recently undertaken a corporate reorganization. A decision last quarter by a majority of major U.S.-based banks to restrict the use of their credit cards for Internet gaming has had a significant impact on the industry and the Company. This decision was a major factor in the Companys decision to divest its Gaming assets and websites.

         The Company has entered into two contracts to sell all remaining Internet gaming assets to Olympic Sports Data Services, Ltd. and Summerhill (UK) PLC. The agreements call for assumption of customer deposits, a royalty agreement, 2,950,000 common share of Summerhill (UK) PLC and assumption of certain agreements and leases.

         We are currently seeking business opportunities across all industries for potential transactions and relationships in which we can apply our current resources and management strengths. We are particularly focused on companies with sound business plans and existing revenue bases that require growth capital. The companies that we target, either public or privately held and regardless of industry, will be seeking growth or restructuring capital to pursue near term business objectives in demonstrated markets.

         Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues, and we may never achieve profitable operations. Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside our control.

Results of Operations

         Revenues. Net gaming revenues in the third quarter 2001 were approximately $446,000. Net gaming revenues for the nine months ended September 30, 2001 were approximately $2,024,000. Net gaming revenues are recognized upon completion of the sporting event or game of chance. Sporting event revenues have a strong seasonality towards U.S. professional and college football and basketball seasons in the fall and winter months. There was no net gaming revenue for the quarter ended September 30,2002. The Company's income for this period consists of approximately $85,000 in royalty income related to the sale of gaming assets.

         Cost of Operations. Cost of operations consists primarily of software licensing and maintenance costs, royalty payments, credit card processing fees, and internet service provider costs. For the three and nine months ended September 30, 2001 such costs amounted to approximately $416,000 and $1,223,000 respectively. The amount of approximately $163,000 for the nine months ended September 30, 2002 consists of such costs prior to the sale of gaming assets.

         Research and Development Expenses. Research and development expenses consist principally of costs associated with the development and implementation of the Web sites, developing a methodology for online gaming and investigating the development of certain software products. There were no research and development expenses for the three and nine months ended September 30, 2002.

         General and Administrative Expenses. General and administrative expenses consist primarily of salary costs, telecommunication, travel and other administrative costs including professional service fees. Total general and administrative expenses for the three months ended September 30, 2002 and 2001 were approximately $172,000 and $418,000 respectively. For the nine months ended September 30, 2002 and 2001 general and administrative expenses were approximately $1,012,000 and $1,502,000 respectively.

         Depreciation and Amortization. Depreciation and amortization expenses consist primarily of the depreciation of furniture and in-house computers, servers and telecommunications equipment. Total depreciation and amortization expense was approximately $13,000 and $48,000 respectively for the three and nine months ended September 30, 2002 and approximately $32,000 and $96,000 respectively for the three and nine months ended September 30, 2001.

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

Liquidity and Capital Resources.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have a deficiency in working capital of approximately $1,904,000 as at September 30, 2002. We have also incurred a loss from operations in all periods since inception. There are also legislative risks and uncertainties regarding online casinos, and certain litigation against the Company; the cost of defending such actions could be significant. We have financed our operations to over the past year primarily through the deferral of officers' salaries, advances made by affiliates, and the proceeds of the sale of our websites site (including our Spectrafax stock). Due to our limited cash balances, we expect to have to continue these financing methods. These factors raise substantial doubt about our ability to continue as a going concern.

         Net cash provided by (used in) operating activities was approximately ($280,000) and ($103,000) for the nine months ended September 30, 2002 and 2001.

         During the first nine months of 2002, we borrowed funds totaling $138,000 from directors and stockholders to fund our operations under short-term advances without fixed repayment terms. Repayments on these advances totaled approximately $38,000 during the first nine months of 2002. We also received approximately $146,000 from the sale of Spectrafax stock in the first nine months of 2002.

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

* Incorporated by reference from the Company's Form 10-SB Registration Statement dated December 14, 1999.
** Incorporated by reference from the Company's Form 10-KSB Annual Report for the year ended December 31, 1999.
*** Incorporated by reference from the Company's Form 10-KSB Annual Report for the year ended December 31, 2000.
**** These documents and related Exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

         (b)   Reports on Form 8-K.
               -------------------

8-K Current Report dated August 26, 2002, and filed with the Securities and Exchange Commission on August 26, 2002,.****
8-K Current Report dated September 10, 2002, and filed with the Securities and Exchange Commission on September 10, 2002.****

         (c)   Exhibit number 99.1
               Certifications Pursuant To 18 U.S.C. Section 1350,
               As Adopted Pursuant To Section 906 Of
               The Sarbanes-Oxley Act Of 2002.


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


                            TOTAL ENTERTAINMENT INC.

Signature                                Title                        Date
---------                                -----                        ----

/s/ SANDY J. MASSELLI, JR.    Chairman of the Board, Chief     November 19, 2002
---------------------------   Executive Officer and Director
Sandy J. Masselli, Jr.,

/s/ MITCHELL BROWN            President, Chief Operating       November 19, 2002
---------------------------   Officer and Director
Mitchell Brown

/s/ ROBERT D. BONNELL         Director                         November 19, 2002
---------------------------
Robert D. Bonnell

/s/ RICHARD B. DAVIS          Director                         November 19, 2002
---------------------------
Richard B. Davis

/s/ JOHN J. MASSELLI          Director                         November 19, 2002
---------------------------
John J. Masselli

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Sandy J. Masselli, Jr, Chairman and Chief Executive Officer of Total Entertainment, Inc. (the "Registrant"), certify that:

1.  I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                By /s/ SANDY J. MASSELLI, JR.
                                          --------------------------------------
                                          Chief Executive Officer,
                                          Chairman & Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mitchell H. Brown, President and Chief Operating Officer of Total Entertainment, Inc. (the "Registrant"), certify that:

1.  I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19,2002                 By /s/ MITCHELL H. BROWN,
                                          --------------------------------------
                                           President and Chief Operating Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard B. Davis Chief Financial Officer & Director of Total Entertainment, Inc. (the "Registrant"), certify that:

1.  I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19,2002                 By /s/ RICHARD B. DAVIS
                                          --------------------------------------
                                          Richard B. Davis
                                          CFO & Director