Form 10KSB
period 2002-12-31
TOTAL ENTERTAINMENT INC
filed 2003-07-24
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2002.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to _________.


                      Commission File Number: _____________


                            TOTAL ENTERTAINMENT INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Indiana                                      35-1504940
  -------------------------------                     -------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)

680 Branch Avenue
P.O. Box 8699  Red Bank, New Jersey                          07701
------------------------------------------                 ----------
 (Address of Principal Executive Offices)                  (Zip Code)

                                 (732) 842-5553
                           ---------------------------
                           (Issuer's telephone number)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
    Title of Each Class                           on Which Registered
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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's net revenues for its most recent fiscal year were $914,399

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 2002 WAS $1,887,253.

As of December 31, 2002, there were 62,908,443 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in Descripition of Business and Management Discussion and Analysis Or Plan of Operation.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report                                                F-2

Financial Statements:

Balance Sheets as of December 31, 2002 and 2001                             F-3

Statements of Operations for the Year ended December 31, 2002 and 2001      F-4

Statement of Changes in Shareholders' Equity for the Year ended
December 31, 2002 and 2001                                                  F-5

Statement of Cash Flows for the Year ended December 31, 2002 and 2001       F-6

Notes to Financial Statements                                               F-7

                                AUDITOR'S REPORT


To the Shareholder's of
Total Entertainment Inc. and Subsidiaries


I have audited the consolidated balance sheet of Total Entertainment Inc. (an Indiana corporation) and Subsidiaries as at December 31, 2002 and 2001 and the statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, at December 31, 2002, the Company's current liabilities exceeded its current assets by $1,800,575, and the Company lost $141,503 from operations for the ended December 31, 2002. These factors, among others, as discussed in Note 6 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 (a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


North York, Ontario                         Stephen F. Diamond
April 24, 2003                              Chartered Accountant

TOTAL ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and DECEMBER 31, 2001

Assets                                                   2002           2001
                                                     -----------    -----------
Current
  Cash                                               $       193    $    20,416
  Accounts receivable                                         --        232,527
                                                     -----------    -----------
                                                             193        252,943
                                                     -----------    -----------
Property and equipment:
  Computer equipment                                     314,744        354,893
  Furniture and fixtures                                  48,845         48,845
                                                     -----------    -----------
                                                         363,589        403,738

Less accumulated depreciation                           (334,811)      (304,310)
                                                     -----------    -----------
                                                          28,778         99,428
                                                     -----------    -----------
  Note receivable from NetForFun                              --        124,717
  Other assets                                                --         41,282
                                                     -----------    -----------
                                                     $    28,971    $   518,370
                                                     ===========    ===========
Liabilities

Current
  Accounts payable and accrued liabilities           $   163,258    $   348,004
  Customer deposits                                           --        373,381
  Current maturities of capital lease obligations             --         11,264
  Deferred compensation                                1,182,949      1,061,050
  Due to directors and stockholders                      454,561        354,965
                                                     -----------    -----------
                                                       1,800,768      2,148,664
                                                     -----------    -----------
Shareholders' Equity

Stockholders' equity (deficiency):
  Common stock, $.001 par value; authorized,
  200,000,000 shares; issued and outstanding,
  58,388,443 shares at DECEMBER 31, 2001 and 2002         58,388         58,388
  Additional paid-in capital                           2,684,695      2,684,695
  Accumulated deficit                                 (4,514,880)    (4,373,377)
                                                     -----------    -----------
                                                      (1,771,797)    (1,630,294)
                                                     -----------    -----------
                                                     $    28,971    $   518,370
                                                     ===========    ===========

TOTAL ENTERTAINMENT INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                         2002           2001
                                                     -----------    -----------
Revenues:
  Gaming revenues (Note 3 (a) (i))                   $   914,399    $ 2,768,729
  Less: Charge backs                                     (34,302)      (207,469)
    Complimentary and bonus                             (122,423)      (631,776)
                                                     -----------    -----------
  Gaming revenues, net                                   757,674      1,929,484
  Royalty fees (Note3 (a))                                84,750             --
                                                     -----------    -----------
                                                         842,424      1,929,484
                                                     -----------    -----------
Expenses:
  Cost of operations                                     151,798        717,730
  Research and development                                    --         59,994
  Selling, general and administrative                    918,910      2,125,046
  Depreciation and amortization                           64,405        128,062
                                                     -----------    -----------
                                                       1,135,113        303,032
                                                     -----------    -----------
Loss from operations                                    (292,689)    (1,101,348)
Gain on settlement of note receivable                     21,201             --
Gain on sale of assets                                   129,985             --
                                                     -----------    -----------
Income (loss) before provision for income taxes         (141,503)    (1,101,348)
                                                     -----------    -----------
  Provision for income taxes                                  --             --
NET INCOME (LOSS)                                    $  (141,503)   $(1,101,348)
                                                     ===========    ===========
Basic and diluted income (loss) per common share     $       .00    $      (.02)
                                                     ===========    ===========

TOTAL ENTERTAINMENT INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                           Common stock
                                         $.001 par value             Additional                             Total
                                   ---------------------------        Paid-in         Accumulated       Stockholders'
                                     Shares          Amount           Capital           deficit            equity
                                   ----------     -------------    -------------     -------------     -------------
Balance, December 31, 1999         57,388,443     $      57,388    $   2,460,695     $  (3,298,293)    $    (780,210)

Net income for the year ended
December 31, 2000                                                                           26,264            26,264
Capital stock issued to
Northstar Advertising Inc.          1,000,000             1,000          224,000                             225,000
                                   ----------     -------------    -------------     -------------     -------------

Balance December 31, 2000          58,388,443            58,388        2,684,695        (3,272,029)         (528,946)
Net loss for the year ended
December 31, 2001                          --                --               --        (1,101,348)       (1,101,348)
                                   ----------     -------------    -------------     -------------     -------------
Balance December 31, 2001          58,388,443     $      58,388    $   2,684,695     $  (4,373,377)    $  (1,630,294)

Net loss for the year ended
December 31, 2002                          --                --               --          (141,503)         (141,503)
Capital stock issued in
exchange for Rock Candy
assets (Note 3(a) (ii))             4,520,000                --               --                --                --
                                   ----------     -------------    -------------     -------------     -------------
Balance December 31, 2002          62,908,443     $      58,388    $   2,684,695     $  (4,514,880)    $  (1,771,797)
                                   ==========     =============    =============     =============     =============

TOTAL ENTERTAINMENT INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                         2002           2001
                                                     -----------    -----------
Operating:

Net income (loss)                                    $  (141,503)   $(1,101,348)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
    Amortization of deferred licensing fees                   --        112,235
    Depreciation and amortization                         64,405        128,062
    Expenditures paid by directors and stockholders           --         39,542
    Gain on sale of assets (net)                           6,245        129,985
    Deferred compensation                                121,899        181,050
    Increase (decrease) in cash from changes in
    operating assets and liabilities:
      Accounts receivable                                232,527         84,928
      Prepaid expense and other                               --        275,750
      Accounts payable and accrued liabilities          (184,746)       123,498
      Customer account deposits                         (373,381)       162,263
                                                     -----------    -----------
                                                        (274,554)         5,980
                                                     -----------    -----------
Investing:

Purchase of property and equipment                            --         (3,845)
Other assets                                              41,282             --
Payment received on (increase in) note receivable        124,717        (10,019)
                                                     -----------    -----------

Net cash provided by (used in) investing activities      165,999        (13,864)
                                                     -----------    -----------
Financing:

Principal payments on capital leases                     (11,264)       (15,295)
Advances from directors and stockholders                  99,596         43,226
                                                     -----------    -----------
                                                          88,332         27,931
                                                     -----------    -----------

Net (Decrease) Increase in cash                          (20,223)        20,047

Cash at beginning of period                               20,416            369
                                                     -----------    -----------

Cash at end of period                                $       193    $    20,416
                                                     ===========    ===========

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002


         BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

Item 1.  CORPORATE STRUCTURE

         Total Entertainment Inc., formerly known as Kit Farms Inc. (the Company), incorporated in the state of Indiana, has three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the Province of Quebec, and Total Entertainment (Delaware) Inc. , an inactive Delaware company.

         The company offered software-based games of chance and sports wagering facilities on a worldwide basis through the Internet located at www.theonlinecasino.com, www.theonlineesportsbook.com, www.bingoonthenet.com as well as other sites (collectively the Online Casinos). There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note D-1). The company launched its www.theonlinecasino.com Web site on September 12, 1998 and sold the online gaming assets were disposed of during the year.

         Intercapital Global, the operating company, owned a gaming license issued by the Government of Honduras and the Dominican Republic, and several Internet Web sites. The Company used state-of-the-art casino gaming and sports book software under an informal license arrangement with Montana S.A. (Montana), a leading casino software development company. In the fourth quarter of 2000 the Company used this software on a no-cost trial basis. In 2001 the Company began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. The Company also licensed software for the gaming and sports book operations from Online Gaming Systems (formerly known as Atlantic Entertainment International Inc. (OGS), an independent software developer, and other vendors.

         Intercapital Global accepted wagers via the Internet through an E-commerce credit card processing agreement with MPACT Immedia Transaction Services Ltd. (MPACT). During 2000, this contract was transferred by MPACT to Surefire Commerce Ltd.

         Intercapital Canada provides Intercapital Global with technical and customer support and administrative services.

Item 2.  WWW.SLOTSVEGAS.COM TRANSACTIONS

(a) SGL TRANSACTION. In June 1999, the Company launched an Online Casino geared toward slots players located at WWW.SLOTSVEGAS.COM (Slotsvegas). On May 5, 1999, the Company entered into an agreement with Summerhill Gaming Limited (SGL) to transfer a 50 % ownership interest and profit and loss participation in Slotsvegas. The agreement did not specify a fixed period and remains in effect as long as the Web site is in operation. In consideration for this interest, SGL paid $150,000 of obligations to vendors on behalf of the Company, which was recorded as deferred income. Such amounts are non-refundable.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

         The agreement requires the Company to pay SGL 50% of the net profits derived from the Slotsvegas site, on a monthly or other interim basis, as agreed to by the Company and SGL. To the extent that the Slotsvegas site inccurs net losses, SGL will pay the Company 50% of such amounts.

         The agreement with SGL in substance represents the sale of future income and was accounted for as deferred income in accordance with Emerging Issues Task Force issue No. 88-18. The amount of deferred income to be amortized was calculated using the ratio of the amounts to be paid to SGL over management's estimate of the total payments expected to be made to SGL over four years (the management's expected life of the website). At such time, if ever, that the deferred income balance is fully amortized, any payments to SGL will be charged to earnings in the current period. Further, SGL will pay Company 50% of any net losses of the Slotsvegas website; accordingly, any future amounts received by the Company will be recorded as a reduction of the Slotsvegas site's operating expenses.

         As part of the agreement, SGL agreed to make short-term loans up to $500,000 to the Company for liquidity purposes. The loans bear interest at 7% per annum, require interest payments on a monthly basis, and payment of the entire principal balance three years from the date of issuance. Through December 31, 1999, SGL loaned the Company approximately $502,958. The loans were made in the form of direct payments of obligations to vendors on behalf of Company and cash advances of $305,000. On December 31, 1999, the Company converted the cumulative cash advances of $502,958, accrued interest of $12,868 and net profits from Slotsvegas of $2,258 into 1,671,235 shares of common stock of the Company using the quoted value of the common stock of $.31 per share.

(b)      NETFORFUN TRANSACTION.

         In March 2000, pursuant to a Purchase Agreement dated March 1, 2000 between Intercapital Global and Netforfun.com, Inc. a publicly held Canadian company (NetForFun), the Company sold its remaining 50% interest in the Slotsvegas site and related assets and customer deposits to NetForFun for $2,000,000, payable as follows:

         o $100,000 in cash upon signing of the purchase agreement;

         o 400,000 in the form of a five-year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on or before July 1, 2000; and

         o $1,500,000 in the form of 15,000,000 shares of NetForFun common stock valued by the parties at $0.10 per share.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

         Given the current financial position of NetForFun, and its stock valuation profile, no amounts will be recognized by the Company relating to the sale of the website for common stock held until the uncertainty of realization is satisfied. The Company and NetForFun agreed in June 2000, that any winnings allocable to NetForFun were to be first applied against the principal of the note receivable. Approximately $35,000 in NetForFun's share of the winnings from the website has been applied against the note receivable. Effective June 30, 2000, the Company assigned $240,000 of the note receivable from NetForFun to Intercapital Asset Management in partial satisfaction of amounts owed by the Company to Intercapital Asset Management. Effective October 31, 2000, SGL agreed to assume the obligation of NetForFun under the note receivable if the obligation is not satisfied. This guarantee was extended to October 31, 2003.

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

Item 3.  BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred a loss from operations since inception. At December 31, 2002 and 2001, the Company has a working capital deficiency of approximately $1,800,575 and $1,896,000, respectively, and a stockholders' deficiency of approximately $1,772,000 and $1,630,000 respectively. The Company is also involved in litigation (Note 6(c)), which if the Company is unsuccessful in its defense, could have a material adverse effect on the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

         In view of the matters described in the previous paragraph, recover ability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, are dependent upon the Company's ability to meet its financing requirements on a continuous basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recover ability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

3(a)(i) In August 2002 the company concluded an agreement whereby it sold its interest in Online Sports Book.com ("Online") including the equipment the domain name and any goodwill associated with the business. The purchase price was satisfied by the purchaser assuming all liabilities of the Online Sports Book.com and a royalty agreement whereby Online shall pay to the seller 10% of the gross profit for 12 months following the date of closing. To December 31, 2002 the company has earned $84,750 in royalties.

         The company is no longer engaged in interest gaming activities.

(ii) In October 2002 Total Entertainment Canada Ltd. purchased 100% of the business rights, domain names, trade marks and formulas ("the assets") owned by Rock Candy Cosmetics Inc.

         The purchase price of $678,000 was satisfied by issuance of 4,520,000 common shares of the company. Since Rock Candy is a privately held company the fair value of the assets is not readily determinable. As a result, the assets were recovered at a nominal value.

(b) Obtain advances from affiliated companies, officers or other sources, as necessary, to fund operating expenses.

(c) Defer officers' salaries until such time the Board of Directors determines it is appropriate to commence payment.

Item 4.  ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(a)      PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

(b)      FIXED ASSETS

         Computers and furniture and fixtures are stated at cost and are depreciated over their estimated useful lives of three to five years.

(c)      FOREIGN CURRENCY TRANSLATION

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

(d)      EARNINGS (LOSS) PER SHARE

         Basic loss per share for the year ended December 31, 2002 and 2001 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The denominator for the basic and diluted earnings per share calculation for the year ended December 31, 2001 is 58,388,433. The amount of options not considered in the loss per share calculation for the year ended December 31, 2001 because their effect was anti dilutive was 69,250,000 shares. No shares were considered at December 31, 2002 as the options expired.

(e)      INCOME TAXES

         Total Entertainment is responsible for filling a United States Federal income tax return, while Intercapital Canada is responsible for filing a Canadian tax return. Intercapital Global is not required to file a United States corporate income tax return because it is a foreign corporation and has no U.S. source income or U.S. operations. Intercapital Global is not required to file an Antiguan tax return since it is an International Business Corporation not subject to taxation.

         Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, require the liability approach to accounting for deferred income taxes for financial reporting purposes. Under the provisions of SFAS No. 109, deferred tax assets and liabilities are determined based on tax rates expected to be in effect when the taxes are actually paid or refunds received.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

(f)      CONCENTRATION OF CREDIT OR MARKET RISK

         Statement of Financial Accounting Standards No. 105 (SFAS No. 105) requires the disclosure of significant concentration of credit or market risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company and its subsidiaries to concentrations of risk, consist principally of cash, the note receivable from NetForFun, and accounts receivable. Substantially all of the accounts receivable at December 31, 2002 are from Surefire Commerce Ltd. or other credit card processors.

(g)      USE OF ESTIMATES

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

(h)      VALUATION OF LONG-LIVED ASSETS

         The company has adopted Statement of Financial Accounting No. 121 (SFAS No.121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The statement requires that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and value long-lived assets to be disposed of. The carrying values of the long-lived assets are reviewed if the facts and circumstances suggest that such assets may be permanently impaired. If the expected future undiscounted cash flows derived from such assets are less than the carrying value, such value would be reduced to its fair value.

(i)      RESEARCH AND DEVELOPMENT EXPENSES

         Costs associated with research and development, principally relating to website development and e-commerce development are expensed as incurred. Such costs also include expenditures for developing of certain software gaming products.

(j)      ADVERTISING EXPENSES

         Costs associated with advertising are expensed as incurred and amounted to $47,000 and $405,000 for the years ended December 31, 2002 and 2001, respectively.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002


(k)      SEGMENT AND RELATED INFORMATION

         The Company operated as one active segment, Internet-based gaming, and follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

(l)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(m)      REVENUE RECOGNITION

         Gaming revenues are recognized when the sporting event or game of chance has been completed. Credit card deposits held by the Company for individual customers are recorded as customer account deposits until earned by the Company or returned to the customer. Gaming revenues are presented on a net basis (i.e., net of customer winnings) (Note 3 (a)
         (i)).

(n)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents are assumed to be at fair value because of the liquidity of the instruments. Accounts and notes receivable and accounts payable are assumed to be at fair value because of the short term nature of the instruments.

(o)      RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2000, the Emerging issues Task Force (EITF) reached a consensus on Issue No. 99-17, Accounting for Barter Transactions, to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and that the fair value recognized is disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. The Company purchased advertising from barter transactions in 2001. The Company records advertising expense with a corresponding credit to customer account balance as advertising is incurred.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

         On July 20, 2002, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets (the "Statements"). SFAS 141 is effective for all business combinations completed after June 30, 2002. SFAS 142 is effective for fiscal years beginning after December 15, 2002; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2002 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         o all business combinations initiated after June 30, 2002 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2002.

         o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2002, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

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

         In August 2002, the FASB issued statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for the Impairment of Disposal of Long-lived Assets". This statement is effective for fiscal years beginning after December 15, 2002. This supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," while retaining many of the requirements of such statement.

(p)      RECLASSIFICATIONS

         Certain reclassifications to 2001 reported amounts have been made in the financial statements to conform to 2002 presentation.

(q)      DEFERRED LICENSING FEES

         Up front costs incurred to obtain software licenses are amortized over the term of the license agreement. As of December 31, 2002 all deferred licensing fees were written off due to uncertainty as to realization (through relicensing, refund or other) of the asset.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002



Item 5.  CAPITAL STOCK AND STOCK OPTIONS

(a)      COMMON STOCK TRANSACTIONS

(i) During 2000, the Company entered into a transaction whereby 1,000,000 common shares were issued to Northstar Advertising Inc. in exchange for consulting services for Internet-based advertising through July 31, 2001. The company recorded the value of the advertising to be received based upon the quoted market value of the common shares at the date of issuance, which amounted to $225,000. Northstar fulfilled its obligation pursuant to the agreement in the first quarter 2001. Accordingly, the balance of the prepaid advertising of approximately $200,000 was expensed in the first quarter 2001.

(ii) During 2000, the Company issued 370,000 shares of common stock to Online Gaming System Ltd. pursuant to the OGS Agreement. Upon cancellation of the OGS Agreement effective December 31, 2000, the shares were returned by Online Gaming System Ltd. to the Company.

(iii) During 2000, the Company issued 500,000 shares to an individual in exchange for investor relations services. This agreement was rescinded, and the shares returned to the Company prior to the commencement of any investor relations activities by the individual.

(iv) In October 2002 Total Entertainment Canada Ltd. purchased 100% of the business rights domain names, trade marks and formulas ("the assets") owned by Rock Candy Cosmetics Inc.

         The purchase price of $678,000 was satisfied by issuance of 4,520,000common shares of the company. Since Rock Candy is a privately held company the fair value of the assets is readily determinable. As a result, the assets were recoverable at a normal value.

(b)      STOCK OPTIONS

         The company does not have a formal stock option plan; however, the Company has issued stock options under letter agreements to certain individuals. The options granted had an exercise price at least equal to the fair value of the Company's stock, and expire after eight years. The options granted vest immediately.

         As permitted by SFAS No 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25.), Accounting for Stock Issued to Employees, method of determining compensation cost. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for options issued to employees or Directors.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

         The Company had no options granted, exercised or forfeited during the years ended December 31, 2001 and 2002. The following table summarizes information about the shares outstanding and exercisable for options, including the option held by Intercapital Asset Management Limited at December 31, 2002.


                                         Weighted-average
   Remaining              Number         contractual life         Number
exercise prices        outstanding           in years          exercisable
---------------        -----------       ----------------      -----------
         $.1875         66,500,000                    5.1       66,500,000
            .15          2,750,000                   5.75        2,750,000
---------------        -----------       ----------------      -----------
                        69,250,000                              69,250,000
                       ===========                             ===========

Item 6.  COMMITMENTS AND CONTINGENCIES


(a)      OPERATING LEASES

         The Company signed a lease for office premises in June 1999 for a period of five years ending July 31, 2004 for a minimum annual rent of $22,000 plus operating costs. This lease has since been terminated. Additionally, the Company is committed under three operating leases for automobiles expiring on various dates in 2004. The approximate minimum annual rental commitments under these operating leases currently in effect at December 31, 2002 are as follows:

         Year ending December 31,
                 2003                            112,000
                 2004                             66,000
                                              ----------
         Total minimum payments               $  178,000
                                              ==========

         Rent expense for the years ended December 31, 2002 and December 31, 2001 was approximately $ 82,460 and $157,000, respectively. The Company also paid for a portion of Intercapital Asset Management's leased facility in New Jersey under an informal agreement.

(b)      CAPITAL LEASE OBLIGATION

         The Company leases certain equipment under various capital leases which expired in 2002.

         Equipment recorded under capital leases was $100,427. Accumulated amortization of capital leases amounted to approximately $ 98,931 at December 31, 2001. Interest on capital leases amounted to approximately $4,000 and $ 4,000 for the years ended December 31, 2001 and 2002, respectively.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

(c)      LITIGATION

         Robert W. Knoblock, Carole Knoblock and Jille Knoblock, officers, directors and/or principal shareholders of Kit, predecessor to the Company, have filed a lawsuit against the Company and certain affiliates. The lawsuit arises out of January 1998 reverse merger between Kit and Mint and restrictive legends on certain Company stock certificates issued to the Knoblock's in connection with this merger. The Knoblocks claim that they are shareholders and that the restrictive legends are improper as a matter of law, and that the Company and other defendants are liable to them, under different theories, for failure to remove the restrictive legends. Some defendants are defendants for purposes of some counts, but not others. There is another count raised against defendant S. Masselli only, for payment under a $175,000 promissory note but the Company is not a defendant to that claim. Plaintiffs seek more than $5.5 million in damages, in addition to prejudgment interest, punitive damages and attorney's fees. Defendant Equity Transfer Services, Inc. also filed a cross-claim against the Company for defense costs and indemnification.

         The case has was settled September 24, 2002 under the following terms. Management will seek to recapitalize the company by $2,200,000 and with the per share price of the company averaging a minimum of $ 0.30.

         Subsequent to year and debts due to related parties were settled in exchange for 2,963,038 common shares as part of the recapitalization plan described above.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002



(d)      DISCOUNT CHARGE CARD LIMITED

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

(e)      OGS GAMING SOFTWARE CONTRACTS

         On April 9, 1999, the Company signed two agreements with OGS granting it the right to use casino and sports book gaming software for a four-year period ended April 9 2003. The terms of the agreement required payment of $247,500 upon signing (which amount was paid in 1999) and an obligation to pay the licensor a royalty of 7% of the Company's gaming revenue.

         On June 23, 1999, the Company signed two additional agreements with OGS for the rights to two more games for a four-year period ended June 23, 2003. Under the terms of this agreement, the Company paid $102,500 upon signing and must pay a royalty of 5% and 7% respectively of the Company's gaming revenue.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

         The company also signed an agreement with OGS for support and maintenance of the licensed software for an initial period of one year ending June 30, 2000, at a cost of $5,000 per month, subject to adjustments. As part of the termination of the OGS Agreement the Company will have no royalty payments and minimal maintenance costs on an ongoing basis.

         In March 2000, the Company returned software and the related licenses with an aggregate cost of $172,000 to OGS, of which approximately $95,000 was refunded to the Company and the remaining $77,000 was paid in 2001.

(f)      MONTANA S.A. SOFTWARE

         The Company was using state-of-the-art casino gaming and sports book software under an informal license arrangement with Montana S.A. (Montana), a leading casino software development company. In the fourth quarter of 2000 the Company used this software on a no-cost trial basis. In 2001 the Company began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. There was a $10,000 per month minimum royalty fee.

(g)      INCOME AND OTHER TAX RETURNS

         Through December 31, 2002, Total Entertainment, its subsidiaries and its predecessor companies including Kit Farms, have not filed all required income tax returns or other tax returns or reports required by Federal, State, Local or other jurisdictions. The Company has been advised to investigate and consult with appropriate authorities to establish a plan to become compliant as soon as possible. For substantially all periods, these entities had not generated any taxable profits; therefore, management believes the amount of taxes due, including any potential penalties and interest, for past periods is not considered significant.

(h)      CREDIT CARD PROCESSING CONTRACT

         In August 1998, the Company entered into an agreement with MPACT, subsequently transferred to Surefire, whereby Surefire performs various credit card approval and processing services for the online casino operations. Surefire receives a fee equal to 5.75%, subsequently reduced to 5.25% in 2000 and 5.00% in 2001, of all approved and settled credit card transactions, subject to a minimum of $2,000 per month. The Agreement is terminable by the Company with 15 days' notice to Surefire. Surefire holds a security deposit of $25,000 from the Company, and has a personal guaranty of Mr. Masselli, the Company's Chief Executive Officer. The contract was terminated with the cessation of the online gaming business.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Item 7.  RELATED PARTY TRANSACTIONS

(a)      DEFERRED COMPENSATION

         During 1998 through 2000, the officers of the Company did not receive any cash compensation for their services. Two other employees including the brother of Mr. Masselli had similar arrangements. Such amounts totaled approximately $880,000 at December 31, 2000 and are deferred by the Company until such time as determined by the relevant officer. The deferred salaries shall be paid to such persons in cash or stock of the Company at such time as each officer may elect by written notice to the Company by the Board of Directors of the Company to be paid. The total amount of deferred officer salaries at December 31, 2002 was approximately $1,182,949. During the year ended December 31, 2002, $0.00 of officers salaries were paid in cash and $121,900 was deferred. (Note 6 (e))

(b)      DUE TO DIRECTORS AND STOCKHOLDERS

         From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2001 and 2002. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

(c)      HISTORY OF COMPANY

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

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

         used by Mint Energy and subsidiaries to conduct these activities and develop the business were received as advances which are reflected as capital contributions from Sandy J. Masselli, Jr., Chairman of the Board (Mr. Masselli) and other shareholders of Mint Energy. At the time of the merger, the shareholders of Mint and Intercapital Global were identical (the Beneficial Owners).

         On January 28, 1998 and as amended, Kit Farms Inc. (Kit Farms) merged with Mint Energy including its subsidiaries, and the Beneficial Owners of Intercapital Global contributed their shares of Intercapital Global to Kit Farms. At the time of the Kit Farms merger, it had been purported that 7.37 million shares of Kit Farms were outstanding. Subsequent to the merger, the Company was informed that there may be additional shares outstanding, which were subsequently cancelled by the Company. This matter is currently under arbitration (see Note D-4). Notwithstanding the arbitration issue, the existing stockholders of Kit Farms were to continue to hold the 7.37 million shares of the common stock to the merged entity. Intercapital Global, in its role as agent the Beneficial Owners, received 104.8 million shares common stock of Kit Farms, with an aggregate value of approximately $2 million pursuant to the merger of Mint Energy into Kit Farms, and the contribution, by the Beneficial Owners, of their shares of Intercapital Global. The aggregate value was determined through negotiations among the Boards of Directors of Kit Farms and Mint Energy, in the absence of reliable quoted market prices on the bulletin boards.

         In February 1998, the Beneficial Owners voluntarily returned to treasury 57 million shares. The shares were subsequently cancelled by the Company. On February 3, 1998, the Company granted an option (the Global Option), to replace the returned shares, to acquire 57 million shares at $1.875 per share, exercisable at any time through February 3, 2006, to Intercapital Global in its role as agent for the Beneficial Owners. Intercapital Global subsequently transferred the option to Intercapital Asset Management Limited, an investment management company controlled by Mr. Masselli, which had the same Beneficial Owners as Mint Energy and Intercapital Global.

         Intercapital Global, in its role as agent for the Beneficial Owners, subsequently distributed 47.8 million shares of common stock it received to its Beneficial Owners, which together with the Global Option were consideration for the merger.

         In June 1998, the Company issued an additional 537,000 shares to the former principal shareholders and directors of Kit Farms to facilitate the merger. The acquisition resulted in the owners and management of Mint Energy having effective control of the combined entity.

         Kit Farms changed its name to Total Entertainment Inc. on February 19, 1998.

         Under accounting principles generally accepted in the United States of America, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Mint Energy for the net monetary assets of Kit Farms, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

         reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the legal acquire (Kit Farms) are those of the accounting acquirer (Mint Energy). Earnings per share
         (EPS) are calculated to reflect the Company's change in capital structure for all periods presented.

         Intercapital Global was organized in 1993 by Mr. Masselli, as an offshore private investment fund, which from time to time conducted certain investment activities not related to the online gaming business for the benefit of the Beneficial Owners. At the time, Mr. Masselli had voting and investment control over all of Intercapital Global's assets and control over all outstanding shares of capital stock issued by Intercapital Global. Intercapital Global later became a wholly-owned subsidiary of the Company when its Beneficial Owners contributed their shares to Kit Farms as part of the merger. At the time of the transfer of ownership, Intercapital Global held no assets or liabilities other than the gaming license.

Item 8.  INCOME TAXES

         Upon filing income tax returns, the Company could have net operation losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. The Company is consulting with legal council to determine a plan to become compliant. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended December 31, 2002 and 2001, and income generated in Antigua is not subject to income taxes.

         Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carry forwards that could become available under
         Section 382 of the Internal Revenue Code.

Item 9.  SUPPLEMENTARY CASH FLOW INFORMATION

(a)      NON-CASH TRANSACTION

         The Company issued Common Stock, with a fair value of $678,000, for the business rights, domain names, trademarks and formulas owned by Rock Candy Cosmetics Inc.

(b)      INTEREST AND TAXES PAID.

         During 2002 the Company paid approximately $0 of taxes and $4,000 of interest. During 2001 the Company paid approximately $0 of taxes and $4,000 of interest.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The Company's officers and directors are as follows:


     Name                       Age       Position(s)

Sandy J. Masselli, Jr.          40        Chairman of the Board, Chief
                                          Executive Officer and Secretary
Mitchell Brown                  37        Director, President and Chief
                                          Operating Officer
Robert D. Bonnell               57        Director
Richard B. Davis                56        Director and Chief Financial Officer
John Masselli                   32        Director


TERMS OF DIRECTORS

Mr. Sandy Maselli and Mr. Brown have served as directors of the Company since January 21, 1998. Mr. Bonnell, and Mr. Davis have served as directors of the Company since September 30, 1998. Mr. John Masselli has served as director of the Company since July 2, 2001. The directors of the Company serve as such until the next annual meeting of stockholders and until their successors are elected and qualified.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Sandy J. Masselli, Jr. has served as the Chairman of the Board, Chief Executive Officer, and a Director of the Company since January 1998. From May 1990 to the present, Mr. Masselli has served as Managing Director of Intercapital Asset Management Company, Inc., an investment advisory company, where he has been responsible for the selection and monitoring of investments as well as merchant banking activities. From May 1981 until May 1990, Mr. Masselli worked as a Vice President or Senior Vice President at several major securities and brokerage firms, including Prudential Securities, Inc., Drexel Burnham Lambert, Inc., Shearson Lehman Hutton, Inc. and Merrill Lynch Pierce Fenner & Smith, Inc. He holds a Bachelor of Arts degree in Political Science from Monmouth College.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the aggregate compensation paid to the Company's Chief Executive Officer. There were no other executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 2001:

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                  Compensation
                                          Annual Compensation                      Securities
Name and                                  -------------------    Other Annual      Underlying
Principal Position(s)             Year    Salary ($)    Bonus    Compensation    Options/SARs (#)
------------------------------    ----    ----------    -----    ------------    ----------------
Sandy J. Masselli, Jr.(1)         2002    100,000(2)      0            0               0
Chairman of the Board             2001    100,000(2)      0            0               0
and Chief Executive Officer

1. Sandy Masselli, Jr. became Chief Executive Officer of the Company as of January 23, 1998 as part of the Merger.

2.   See Deferred Compensation Arrangements below.

STOCK OPTIONS

No stock options were granted or exercised during 2002 to or by any of the Company's named executive officers.

LONG-TERM INCENTIVE PLANS

The Company made no awards to the named executive officers under any long-term incentive plan in 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table set forth in Item 10 -- EXECUTIVE COMPENSATION, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of such persons is P.O. 8699 Red Bank, New Jersey 07701.

                                        Number of Shares
                                        of Common Stock
Name and Address of Beneficial Owner  Beneficially Owned(1)  Percent of Class(2)
------------------------------------- ---------------------  -------------------

Sandy J. Masselli, Jr                       72,500,000(3)             59.5
Mitchell Brown                               3,500,000(4)              5.8
Robert D. Bonnell                            2,350,000(5)              4.0
John Masselli                                  750,000(6)              1.2
Richard B. Davis                               250,000(8)               .4
Robert and Carole Knoblock                   4,140,000                 7.2
  294 South 200 W
  Valparaiso, Indiana 46383
Intercapital Asset Management Limited       57,000,000(9)             49.8
  c/o The Royal Bank of Scotland
  Shirley & Charlotte Street
  Nassau, The Bahamas
All directors and executive officers        79,600,000                71.3
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Prior to the Merger, Mint owned certain Internet casino hardware and software through its two wholly-owned subsidiaries, Online Software, Inc., a Delaware corporation (OSI), and Online Casinos, Inc. a Delaware corporation (OCI), and Intercapital Global owned a gaming license issued by the government of Honduras. From 1996 through the date of the Merger, the beneficial owners of these entities advanced approximately $2 million which are reflected as capital contributions to such entities to fund expenditures relating to research and development of the online gaming business and software. As a result of the Merger, OSI and OCI became wholly-owned subsidiaries of the Company and were later merged with and into the Company with the Company surviving. Intercapital Global was organized in October 1993 as an offshore private corporation.


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


ITEM 14. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is currently traded on the OTC bulletin board market maintained by Nasdaq under the symbol TlEI.ob. The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for the periods indicated (as reported by Nasdaq). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

                                                      High        Low
                                                      ----        ---

Fiscal Year Ended December 31, 2002: .........       $ 0.01     $ 0.04
    First Quarter ............................         0.08       0.03
    Second Quarter ...........................         0.04       0.03
    Third Quarter ............................         0.05       0.01
    Fourth Quarter ...........................         0.04       0.01


                                                      High        Low
                                                      ----        ---

Fiscal Year Ended December 31, 2001:
    First Quarter ............................       $ 0.17     $ 0.05
    Second Quarter ...........................         0.32       0.05
    Third Quarter ............................         0.12       0.06
    Fourth Quarter ...........................         0.08       0.04


SECURITY HOLDERS AND DIVIDENDS

As of December 31, 2002, there were approximately 133 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.


ITEM 15. EXHIBITS INDEX

The exhibits designated with an asterisk (*) have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

     3.1   Certificate of Incorporation and amendments*
     3.2   Bylaws*
    10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*
    10.2 License Agreements dated April 9, 1999 and June 23, 1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*
    10.3 Amended and Restated Purchase Agreement dated May 5, 1999 between Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*
    10.4 Agreement dated August 18, 1998 between Intercapital Global Fund, Ltd. and MPACT Immedia Transaction Services Ltd.*
    10.5 Equipment Lease Agreement dated August 18, 1999 between Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.) and Dell Financial Services Canada Limited*
    10.6 Lease Agreement dated June 22, 1999 between Marine Properties Ltd., as Landlord, and Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.), as Tenant*
    10.7 Lease Agreement dated July 30, 1999 between Devonshire House, Ltd., as Landlord, and Intercapital Global Fund, Ltd., as Tenant*
    10.8 Revolving Credit Note dated May 5, 1999 payable to Summerhill Gaming Limited*
    10.9 Marketing and License Agreement dated January 14, 2000 between Intercapital Global and Online Gaming Systems, Ltd.*
    10.10 Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment International, S.A.*
    10.11 Purchase Agreement dated March 1, 2000 between Intecapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement*
    10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion*
    10.13  Form 8-K dated September 10,2002*
    10.14  Form 8-K dated November 18,2002*
    99.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.2 Certification of Mitchell H. Brown pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.3 Certification of Richard B. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       TOTAL ENTERTAINMENT INC.

                                       By /s/ SANDY J. MASSELLI, JR.
                                          --------------------------------------
                                          Sandy J. Masselli, Jr.,
                                          Chairman of the Board, Chief Executive
                                          Officer Director

Dated July 24, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                DATE
---------                       -----                                ----

/s/ MITCHELL BROWN             President, Chief Operating         July 24, 2003
--------------------------     Officer and Director

/s/ ROBERT D. BONNELL          Director                           July 24, 2003
--------------------------

/s/ RICHARD B. DAVIS           Director                           July 24, 2003
--------------------------     and Chief Financial Officer

/s/ JOHN J. MASSELLI           Director                           July 24, 2003
--------------------------