Form 10QSB
period 2003-03-31
TOTAL ENTERTAINMENT INC
filed 2003-08-01
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

                680 Branch Ave. P.O. Box 8699 Red Bank, NJ 07701
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 842-5553
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 2003, there were 7,603,826 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                            Total Entertainment, Inc.

                                      Index

                                                                            Page
                                                                            ----

PART I.  Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
  December 31, 2002 and March 31, 2003 (Unaudited) .......................    3

Condensed Consolidated Statements of Operations
  Three Months Ended March 31, 2003 and 2002 (Unaudited) .................    4

Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 2003 and 2002 (Unaudited) .................    5

Notes to Condensed Consolidated Financial Statements .....................    6

PART II. Other Information

Signatures ...............................................................   22

                    PART I. Financial Information (Unaudited)

                   Total Entertainment, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                   as at March 31, 2003 and December 31, 2002


                                                    December 31,     March 31,
                                                        2002           2003
                                                    ------------   ------------
                                                    (unaudited)

ASSETS

Current assets
   Cash                                             $        193   $        405
                                                    ------------   ------------
      Total current assets                                   193            405

Property and equipment
   Computer equipment                                    314,744        314,744
   Other furniture and fixtures                           48,845         48,845
                                                    ------------   ------------
                                                         363,589        363,589
   Less accumulated depreciation                         334,811        341,582
                                                    ------------   ------------
                                                          28,778         22,007

                                                    $     28,971   $     22,412
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities         $    163,258   $    155,964
   Deferred compensation                               1,182,949      1,254,200
   Due to directors and stockholders                     454,561        478,771
                                                    ------------   ------------
      Total current liabilities                        1,800,768      1,888,935

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
    200,000,000 shares; issued and outstanding;
    58,388,443 shares at December 31, 2002 and
    7,603,826 shares at March 31,2003                     58,388         58,388
   Additional paid-in capital                          2,684,695      2,684,695
   Accumulated deficit                                (4,514,880)    (4,609,606)
                                                    ------------   ------------
                                                      (1,771,797)    (1,866,523)
                                                    ------------   ------------

                                                    $     28,971   $     22,412
                                                    ============   ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations

                   Three months ended March 31, 2003 and 2002
                                   (unaudited)


                                                    March 31,        March 31,
                                                      2002             2003
                                                  ------------     ------------
Income
   Gaming revenues                                $    533,766     $         --
   Less: Chargebacks                                    12,482               --
      Complimentary and bonus                          120,826               --
                                                  ------------     ------------
Gaming Revenues, net                                   400,458               --

Costs and expenses
   Cost of operations                                  108,529               --
   Selling, general and administrative                 411,709           87,955
   Depreciation and amortization                        17,661            6,771
                                                  ------------     ------------
                                                       537,899           94,726
                                                  ------------     ------------
NET INCOME (LOSS) FOR THE PERIOD                  $   (137,441)         (94,726)
                                                  ============     ============
Income (loss) per common share
   Basic                                          $       (.00)    $       (.00)
   Diluted                                        $       (.00)    $       (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         58,388,443        7,603,826
                                                  ============     ============
      Diluted                                       58,388,443        7,603,826
                                                  ============     ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows

                   three months ended March 31, 2003 and 2002
                                   (unaudited)


                                                          March 31,    March 31,
                                                            2002         2003
                                                          --------     --------
Cash flows from operating activities
   Net income (loss)                                      (137,441)     (94,426)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities
      Depreciation and amortization                         17,661        6,771
      Increase (decrease) in cash from changes in
       operating assets and liabilities
         Accounts receivable                                73,291           --
         Accounts payable and accrued liabilities          (74,033)      (7,294)
         Customer account deposits                         (39,577)          --
         Deferred compensation                              17,500      (71,251)
                                                          --------     --------
            Net cash provided by (used in)
             operating activities                         (142,599)     (23,998)

Cash flows from investing activities
   Payments received on Note Receivable                     73,894           --
                                                          --------     --------
            Net cash provided by (used in)
             investing activities                           73,894           --

Cash flows from financing activities
   Principal payments on capital leases                     (5,019)          --
   Advances from (repayments to) directors and
    stockholders, net                                       56,790       24,210
                                                          --------     --------
      Net cash provided by (used in) financing
       activities                                           51,771       24,210
                                                          --------     --------

      NET INCREASE (DECREASE) IN CASH                      (16,934)         212

Cash at beginning of period                                 20,416          193
                                                          --------     --------

Cash at end of period                                        3,482          405
                                                          ========     ========

                            TOTAL ENTERTAINMENT, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Item 1.  SUMMARY OF ACCOUNTING POLICIES

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

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three month period ended March 31, 2002 and 2003 and cash flows for the three months ended March 31, 2002 and 2003, respectively.

         The accounting policies followed by the Company are set forth in Note A of the Company's financial statements as contained in the Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The Form 10-KSB contains additional data and information with respect to intangible assets, stock option plans, reserved shares, income taxes, commitments and contingencies, and other items and is incorporated by reference.

         The results reported for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations which may be expected for a full year.

                  BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

Item 2.  CORPORATE STRUCTURE

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

Item 3.  WWW.SLOTSVEGAS.COM TRANSACTIONS

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

         o 400,000 in the form of a five-year promissory note bearing interest at 9% per annum and payable in equal quarterly installments of $24,910.02, commencing on or before July 1, 2000; and $1,500,000 in the form of 15,000,000 shares of NetForFun common stock valued by the parties at $0.10 per share.

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

Item 4.  BASIS OF PRESENTATION

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

Item 5.  ACCOUNTING POLICIES

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

         Year ending December 31,
               2003                          112,000
               2004                           66,000
                                           ---------
         Total minimum payments            $ 178,000
                                           =========

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


Dated July 30, 2003


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                     DATE
---------                                    -----                     ----

/s/ MITCHELL BROWN                President, Chief Operating       July 30, 2003
---------------------------       Officer and Director

/s/ ROBERT D. BONNELL             Director                         July 30, 2003
---------------------------

/s/ RICHARD B. DAVIS              Director                         July 30, 2003
---------------------------       and Chief Financial Officer

/s/ JOHN J. MASSELLI              Director                         July 30, 2003
---------------------------