Form 10QSB
period 2003-06-30
TOTAL ENTERTAINMENT INC
filed 2003-08-05
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003.

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


                680 Branch Ave. P.O. Box 8699 Red Bank, NJ 07701
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (732) 842-5553
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of June 30, 2003, there were 7,603,826 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                            Total Entertainment, Inc.

                                      Index

                                                                            Page
                                                                            ----

PART I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
December 31, 2002 and June 30, 2003 (Unaudited) .........................     1

Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2003 and 2002 (Unaudited) .....................     2

Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2003 and 2002 (Unaudited) ...................     3

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002 (Unaudited) .....................     4

Notes to Condensed Consolidated Financial Statements ....................  5-19

Signatures ..............................................................    20

PART I. Financial Information (Unaudited)



                   Total Entertainment, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                    as at June 30, 2003 and December 31, 2002


                                                                     June 30,
                                                     December 31,      2003
                                                        2002        (unaudited)
                                                     -----------    -----------
ASSETS

Current assets
   Cash                                              $       193    $        71
                                                     -----------    -----------
        Total current assets                                 193             71

Property and equipment
   Computer equipment                                    314,744        314,744
   Other furniture and fixtures                           48,845         48,845
                                                     -----------    -----------
                                                         363,589        363,589
   Less accumulated depreciation                         334,811        348,140
                                                     -----------    -----------
                                                          28,778         15,449

                                                     $    28,971    $    15,520
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities          $   163,258    $   155,964
   Deferred compensation                               1,182,949      1,325,450
   Due to directors and stockholders                     454,561        521,771
                                                     -----------    -----------
         Total current liabilities                     1,800,768      2,003,185

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31, 2002 and
   7,603,826 at June 30, 2003                             58,388         58,388
   Additional paid-in capital                          2,684,695      2,684,695
   Accumulated deficit                                (4,514,880)    (4,730,748)
                                                     -----------    -----------
                                                      (1,771,797)    (1,987,665)
                                                     -----------    -----------
                                                     $    28,971    $    15,520
                                                     ===========    ===========

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations
                     Six months ended June 30, 2003 and 2002
                                   (unaudited)


                                                    June 30,         June 30,
                                                      2002             2003
                                                  ------------     ------------
Income
   Gaming revenues                                $    914,399     $         --
   Less: Chargebacks                                    34,302               --
         Complimentary and bonus                       122,493               --
                                                  ------------     ------------
Gaming Revenues, net                                   757,604               --

Costs and expenses
   Cost of operations                                  165,436               --
   Selling, general and administrative                 839,309          202,539
   Depreciation and amortization                        35,322           13,329
                                                  ------------     ------------
                                                     1,040,067          215,868
Other Income
   Gain on Sale of Netforfun Stock                      21,201               --
                                                  ------------     ------------
NET INCOME (LOSS) FOR THE PERIOD                  $   (261,262)    $   (215,868)
                                                  ============     ============
Income (loss) per common share
   Basic                                          $       (.00)    $       (.00)
   Diluted                                        $       (.00)    $       (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         58,388,443        7,603,826
                                                  ============     ============
      Diluted                                       58,388,443        7,603,826
                                                  ============     ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations
                    Three months ended June 30, 2003 and 2002
                                   (unaudited)


                                                    June 30,         June 30,
                                                      2002             2003
                                                  ------------     ------------
Income
   Gaming revenues                                $    380,633     $         --
   Less: Chargebacks                                    21,820               --
         Complimentary and bonus                         1,667               --
                                                  ------------     ------------
Gaming Revenues, net                                   357,146               --

Costs and expenses
   Cost of operations                                   56,907               --
   Selling, general and administrative                 427,600          114,584
   Depreciation and amortization                        17,661            6,558
                                                  ------------     ------------
                                                       502,168          121,142
Other Income
   Gain on Sale of Netforfun Stock                      21,201               --
                                                  ------------     ------------
NET INCOME (LOSS) FOR THE PERIOD                  $   (123,821)    $   (121,142)
                                                  ============     ============
Income (loss) per common share
   Basic                                          $       (.00)    $       (.00)
   Diluted                                        $       (.00)    $       (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         58,388,443        7,603,826
                                                  ============     ============
      Diluted                                       58,388,443        7,603,826
                                                  ============     ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                     Six months ended June 30, 2002 and 2003
                                   (unaudited)


                                                        June 30,      June 30,
                                                          2002          2003
                                                       ----------    ----------
Cash flows from operating activities
   Net income (loss)                                     (261,262)     (215,868)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Depreciation and amortization                       35,322        13,329
       Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                           127,900            --
            Accounts payable and accrued liabilities      (66,253)       (7,294)
            Customer account deposits                    (128,864)           --
            Deferred compensation                          50,650       142,501
                                                       ----------    ----------
               Net cash provided by (used in)
                 operating activities                    (242,507)      (67,332)

Cash flows from investing activities
   Payments received on Note Receivable                   124,717            --
                                                       ----------    ----------
               Net cash provided by (used in)
                 investing activities                     124,717            --

Cash flows from financing activities
   Principal payments on capital leases                    (5,019)           --
   Advances from (repayments to) directors and
     stockholders, net                                    105,320        67,210
                                                       ----------    ----------
       Net cash provided by (used in) financing
          activities                                      100,301        67,210
                                                       ----------    ----------

       NET INCREASE (DECREASE) IN CASH                    (17,489)         (122)

Cash at beginning of period                                20,416           193
                                                       ----------    ----------

Cash at end of period                                       2,927            71
                                                       ==========    ==========

                            TOTAL ENTERTAINMENT, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Item 1. - Summary of Accounting Policies

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

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2002 and 2003 and cash flows for the six months ended June 30, 2002 and 2003, respectively.

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

         The results reported for the six month period ended June 30, 2003 are not necessarily indicative of the results of operations which may be expected for a full year.

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

SIGNATURE                       TITLE                                DATE
---------                       -----                                ----

/s/ MITCHELL BROWN             President, Chief Operating         July 30, 2003
--------------------------     Officer and Director

/s/ ROBERT D. BONNELL          Director                           July 30, 2003
--------------------------

/s/ RICHARD B. DAVIS           Director                           July 30, 2003
--------------------------     and Chief Financial Officer

/s/ JOHN J. MASSELLI           Director                           July 30, 2003
--------------------------