Form 10QSB
period 2003-09-30
TOTAL ENTERTAINMENT INC
filed 2003-11-14
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003.

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of September 30, 2003, there were 7,603,826 shares of the issuer's common stock outstanding.

         Transitional  Small Business  Disclosure Format (check one): Yes [ ]
No [X]

                            Total Entertainment, Inc.


                                      Index

                                                                            Page
                                                                            ----

PART I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
December 31, 2002 and September 30, 2003 (Unaudited) ....................      1

Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2002 and 2003 (Unaudited) ...............      2

Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2002and 2003 (Unaudited) ...............      3

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2003 (Unaudited) ...............      4

Notes to Condensed Consolidated Financial Statements ....................   5-19

Signatures ..............................................................    20



PART I. Financial Information (Unaudited)



                   Total Entertainment, Inc. and Subsidiaries

         Consolidated Balance Sheet as at December 31, 2002 and September 30, 2003

                                                                      September 30,
                                                      December 31,         2003
                                                          2002         (unaudited)
                                                     -------------    -------------
ASSETS

Current assets
   Cash                                              $         193    $          71
                                                     -------------    -------------
        Total current assets                                   193               71

Property and equipment
   Computer equipment                                      314,744          314,744
   Other furniture and fixtures                             48,845           48,845
                                                     -------------    -------------
                                                           363,589          363,589
   Less accumulated depreciation                           334,811          348,140
                                                     -------------    -------------
                                                            28,778           15,449

                                                     $      28,971    $      15,520
                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities          $     163,258    $     155,964
   Deferred compensation                                 1,182,949        1,325,450
   Due to directors and stockholders                       454,561          521,771
                                                     -------------    -------------
         Total current liabilities                       1,800,768        2,003,185

Stockholders' equity (deficiency)
  Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31, 2002 and
   7,603,826 at June 30, 2003                               58,388           58,388
   Additional paid-in capital                            2,684,695        2,684,695
   Accumulated deficit                                  (4,514,880)      (4,730,748)
                                                     -------------    -------------
                                                        (1,771,797)      (1,987,665)
                                                     -------------    -------------
                                                     $      28,971    $      15,520
                                                     =============    =============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations
                  Nine months ended September 30, 2002 and 2003
                                   (unaudited)


                                                September 30,     September 30,
                                                     2002              2003
                                                -------------     -------------
Income
   Gaming revenues                              $     757,674     $        --
   Royalty income                                      84,750              --
                                                -------------     -------------
Net Income                                            842,424              --

Costs and expenses
   Cost of operations                                 162,812              --
   Selling, general and administrative              1,011,573           202,539
   Depreciation and amortization                       48,305            13,329
                                                -------------     -------------
                                                    1,222,690           215,868
Other Income
   Gain on Sale of Netforfun Stock                     21,201              --
   Gain on Sale of Assests                            129,986
                                                -------------     -------------
NET INCOME (LOSS) FOR THE PERIOD                $    (229,079)    $    (215,868)
                                                =============     =============
Income (loss) per common share
   Basic                                        $        (.00)    $        (.00)
   Diluted                                      $        (.00)    $        (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                        58,388,443         7,603,826
                                                =============     =============
      Diluted                                      58,388,443         7,603,826
                                                =============     =============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations
                 Three months ended September 30, 2002 and 2003
                                   (unaudited)


                                                 September 30,    September 30,
                                                      2002             2003
                                                 -------------    -------------
Income
   Gaming revenues,net                           $          70    $        --
   Royalty income                                       84,750             --
                                                 -------------    -------------
Net Income                                              84,820             --

Costs and expenses
   Cost of operations                                   (2,624)            --
   Selling, general and administrative                 172,264          114,584
   Depreciation and amortization                        12,983            6,558
                                                 -------------    -------------
                                                       182,623          121,142
Other Income
   Gain on Sale of Assets                              129,986             --
                                                 -------------    -------------
NET INCOME (LOSS) FOR THE PERIOD                 $     (32,183)   $    (121,142)
                                                 =============    =============
Income (loss) per common share
   Basic                                         $        (.00)   $        (.00)
   Diluted                                       $        (.00)   $        (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                         58,388,443        7,603,826
                                                 =============    =============
      Diluted                                       58,388,443        7,603,826
                                                 =============    =============


                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                  Nine months ended September 30, 2002 and 2003
                                   (unaudited)


                                                      September 30,    September 30,
                                                           2002             2003
                                                      -------------    -------------
Cash flows from operating activities
   Net income (loss)                                       (229,079)        (215,868)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Depreciation and amortization                         48,305           13,329
       Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                             232,527             --
            Accounts payable and accrued liabilities        (80,648)          (7,294)
            Customer account deposits                      (373,381)            --
            Deferred compensation                           121,900          142,501
                                                      -------------    -------------
               Net cash provided by (used in)
                 operating activities                      (280,376)         (67,332)

Cash flows from investing activities
   Payments received on Note Receivable                     124,717             --
                                                      -------------    -------------
               Net cash provided by (used in)
                 investing activities                       172,244             --

Cash flows from financing activities
   Principal payments on capital leases                     (11,264)            --
   Advances from (repayments to) directors and
     stockholders, net                                      100,317           67,210
                                                      -------------    -------------
       Net cash provided by (used in) financing
          activities                                         89,053           67,210
                                                      -------------    -------------

       NET INCREASE (DECREASE) IN CASH                      (19,079)            (122)

Cash at beginning of period                                  20,416              193
                                                      -------------    -------------

Cash at end of period                                         1,337               71
                                                      =============    =============

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

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2002 and 2003 and cash flows for the nine months ended September 30, 2002 and 2003, respectively.

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

         The results reported for the nine month period ended September 30, 2003 are not necessarily indicative of the results of operations which may be expected for a full year.

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


         3.1      Certificate of Incorporation and amendments*
         3.2      Bylaws*
         10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*
         10.2     License  Agreements  dated  April 9,  1999  and June 23,  1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*
         10.3 Amended and Restated Purchase Agreement dated May 5, 1999 between Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*
         10.4     Agreement  dated August 18, 1998 between  Intercapital  Global
                  Fund, Ltd. and MPACT Immedia Transaction Services Ltd.*
         10.5     Equipment  Lease Agreement dated August 18, 1999 between Total
                  Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.) and Dell Financial Services Canada Limited*
         10.6 Lease Agreement dated June 22, 1999 between Marine Properties Ltd., as Landlord, and Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.), as Tenant*
         10.7 Lease Agreement dated July 30, 1999 between Devonshire House, Ltd., as Landlord, and Intercapital Global Fund, Ltd., as Tenant*
          10.8 Revolving Credit Note dated May 5, 1999 payable to Summerhill Gaming Limited*
         10.9     Marketing and License Agreement dated January 14, 2000 between
                  Intercapital Global and Online Gaming Systems, Ltd.*
         10.10    Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment International, S.A.*
         10.11 Purchase Agreement dated March 1, 2000 between Intecapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement*
         10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion*
         10.13    Form 8-K dated September 10,2002*
         10.14    Form 8-K dated November 18,2002*
         32.1     Certification  of  Sandy J.  Masselli  pursuant  to 18  U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Certification  of  Richard  B.  Davis  pursuant  to 18  U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated November 13, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                DATE
---------                       -----                                ----


/s/ ROBERT D. BONNELL           Director                       November 13, 2003
---------------------------

/s/ RICHARD B. DAVIS            Director                       November 13, 2003
---------------------------     and Chief Financial Officer

/s/ JOHN J. MASSELLI            Director                       November 13, 2003

---------------------------