Form 10QSB/A
period 2003-09-30
TOTAL ENTERTAINMENT INC
filed 2003-12-04
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                  FORM 10-QSB/A

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


         3.1      Certificate of Incorporation and amendments*
         3.2      Bylaws*
         10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*
         10.2     License  Agreements  dated  April 9,  1999  and June 23,  1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*
         10.3 Amended and Restated Purchase Agreement dated May 5, 1999 between Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*
         10.4     Agreement  dated August 18, 1998 between  Intercapital  Global
                  Fund, Ltd. and MPACT Immedia Transaction Services Ltd.*
         10.5     Equipment  Lease Agreement dated August 18, 1999 between Total
                  Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.) and Dell Financial Services Canada Limited*
         10.6 Lease Agreement dated June 22, 1999 between Marine Properties Ltd., as Landlord, and Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.), as Tenant*
         10.7 Lease Agreement dated July 30, 1999 between Devonshire House, Ltd., as Landlord, and Intercapital Global Fund, Ltd., as Tenant*
          10.8 Revolving Credit Note dated May 5, 1999 payable to Summerhill Gaming Limited*
         10.9     Marketing and License Agreement dated January 14, 2000 between
                  Intercapital Global and Online Gaming Systems, Ltd.*
         10.10    Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment International, S.A.*
         10.11 Purchase Agreement dated March 1, 2000 between Intecapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement*
         10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion*
         10.13    Form 8-K dated September 10,2002*
         10.14    Form 8-K dated November 18,2002*
         31.1     Certification  of  Sandy J.  Masselli  pursuant  to 18  U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2     Certification  of  Richard  B.  Davis  pursuant  to 18  U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification  of  Sandy J.  Masselli  pursuant  to 18  U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Certification  of  Richard  B.  Davis  pursuant  to 18  U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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