Form 10KSB
period 2003-12-31
TOTAL ENTERTAINMENT INC
filed 2004-04-14
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2003.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to _________.


                      Commission File Number: _____________


                            TOTAL ENTERTAINMENT INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Indiana                                      35-1504940
   ------------------------------                     -------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

 680 Branch Avenue
 P.O. Box 8699    Red Bank, New Jersey                          07701
 -------------------------------------                       ----------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (732) 842-5553
                           ---------------------------
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
     Title of Each Class                                on Which Registered
-----------------------------------         -----------------------------------
           None                                               None
-----------------------------------         -----------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's net revenues for its most recent fiscal year were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 2003 WAS $2,433,224.

As of December 31, 2003, there were 7,603,826 shares of the issuer's common stock outstanding.

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

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report                                                F-2

Financial Statements:

Balance Sheets as of December 31, 2003 and 2002                             F-3

Statements of Operations for the Year ended December 31, 2003 and 2002      F-4

Statement of Changes in Shareholders' Equity for the Year ended
December 31, 2003 and 2002                                                  F-5

Statement of Cash Flows for the Year ended December 31, 2003 and 2002       F-6

Notes to Financial Statements                                               F-7

                                AUDITOR'S REPORT


To the Shareholder's of
Total Entertainment Inc. and Subsidiaries


I have audited the consolidated balance sheet of Total Entertainment Inc. (an Indiana corporation) and Subsidiaries as at December 31, 2002 and 2003 and the statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, at December 31, 2003, the Company's current liabilities exceeded its current assets by $2,003,185 and the Company lost $215,868 from operations for the ended December 31, 2003. These factors, among others, as discussed in Note 6 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 (a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


North York, Ontario                             Stephen Diamond
April 1, 2004                                  Chartered Accountant

TOTAL ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 and DECEMBER 31, 2002

Assets                                                     2003           2002
                                                    -----------    -----------
Current
  Cash                                              $        71    $       193
  Accounts receivable                                      --
                                                    -----------    -----------
                                                            193            193
                                                    -----------    -----------
Property and equipment:
  Computer equipment                                    314,744        314,744
  Furniture and fixtures                                 48,845         48,845
                                                    -----------    -----------
                                                        363,589        363,589

Less accumulated depreciation                          (334,140)      (334,811)
                                                    -----------    -----------
                                                         15,449         28,778
                                                    -----------    -----------
                                                    $    15,520    $    28,971
                                                    ===========    ===========
Liabilities

Current
  Accounts payable and accrued liabilities          $   155,964    $   163,258
  Deferred compensation                               1,325,450      1,182,949
  Due to directors and stockholders                     521,771        454,561
                                                    -----------    -----------
                                                      2,003,185      1,800.768
                                                    -----------    -----------
Shareholders' Equity

Stockholders' equity (deficiency):
  Common stock, $.001 par value; authorized,
  200,000,000 shares; issued and outstanding,
  58,388,443 shares at DECEMBER 31, 2002 and 2003        58,388         58,388
  Additional paid-in capital                          2,684,695      2,684,695
  Accumulated deficit                                (4,730,748)    (4,514,880)
                                                     -----------   -----------
                                                                    (1,987,665)
                                                                    (1,771,797)
                                                   -----------     -----------
                                                    $    15,520              $
                                                                        28,971
                                                    ===========    ===========




TOTAL ENTERTAINMENT INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                 2003           2002
                                                            -----------    -----------
Revenues:
  Gaming revenues (Note 3 (a) (i))                                  -0-    $   914,399
  Less: Charge backs                                               - 0-        (34,302)
      Complimentary and bonus                                                      -0-
                                                               (122,423)          --
                                                                           -----------
  Gaming revenues, net                                              -0-        757,674
  Royalty fees (Note3 (a))                                          -0-         84,750
                                                            -----------    -----------
                                                                   --          842,424
                                                            -----------    -----------
Expenses:
  Cost of operations                                                -0-        151,798
  Selling, general and administrative                           202,539        918,919
  Depreciation and amortization                                  13,329         64,405
                                                            -----------    -----------
                                                                215,868      1,135,113
                                                            -----------    -----------
Loss from operations                                           (215,868)      (292,689)
Gain on settlement of note receivable                            21,201
Gain on sale of assets                                          129,985
                                                            -----------    -----------
Income (loss) before provision for income taxes (215,868)      (141,503)
                                                            -----------    -----------
  Provision for income taxes                                       --             --
NET INCOME (LOSS)                                           $  (215,868)   $  (141,503)
                                                            ===========    ===========
Basic and diluted income (loss) per common share            $      (.00)   $      (.00)
                                                            ===========    ===========




TOTAL ENTERTAINMENT INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                      Common stock
                                     $.001 par value        Additional                    Total
                                -------------------------     Paid-in     Accumulated   Stockholders'
                                  Shares        Amount        Capital       deficit        equity
                                -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1999       57,388,443   $    57,388   $ 2,460,695   $(3,298,293)   $  (780,210)

Net income for the year ended
December 31, 2000                      --            --            --          26,264         26,264
Capital stock issued to
Northstar Advertising Inc.        1,000,000         1,000       224,000          --             --
                                                                                             225,000
                                -----------   -----------   -----------   -----------    -----------

Balance December 31, 2000        58,388,443        58,388     2,684,695    (3,272,029)      (528,946)
Net loss for the year ended
December 31, 2001                      --            --            --      (1,101,348)    (1,101,348)
                                              -----------   -----------   -----------    -----------
                                                                                         -----------
Balance December 31, 2001        58,388,443   $    58,388   $ 2,684,695   $(4,373,377)   $(1,630,294)

Net loss for the year ended
December 31, 2002                      --            --            --        (141,503)      (141,503)
Capital stock issued in
exchange for Rock Candy
assets (Note 3(a) (ii))           4,520,000          --            --            --             --
                                -----------   -----------   -----------   -----------    -----------
Balance December 31, 2002        62,908,443   $    58,388   $ 2,684,695   $(4,514,880)   $(1,771,797)

Net loss for the year ended
December 31, 2003                      --            --            --        (215,868)      (215,868)
Capital stock issued
in exchange for Rock Candy
assets (Note 3(a) (ii))           4,520,000          --            --            --             --
                                                                          -----------    -----------
and Capital stock issued in
exchange for Directors fees,
Surrendered Options and
Employee severance
payments
(Note 3(a) (iii))                 2,454,742          --            --            --             --

                                -----------   -----------   -----------   -----------    -----------
Balance December 31, 2003         7,603,826   $    58,388   $ 2,684,695   $(4,730,748)   $(1,987,665)
                                ===========   ===========   ===========   ===========    ===========

TOTAL ENTERTAINMENT INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003         2002
                                                      ---------    ---------
Operating:

Net income (loss)                                     $(215,868)   $(141,503)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
     Depreciation and amortization                       13,329       64,405
     Deferred compensation                              142,501      121,899
     Gain on sale of assests (net)                         --          6,245
    Increase (decrease) in cash from changes
    in operating assets and
    liabilities:
      Accounts receivable                                  --        232,527
      Accounts payable and accrued liabilities           (7,294)    (184,746)
      Customer account deposits                            --       (373,381)
                                                      ---------    ---------
                                                        (67,332)    (274,554)
                                                      ---------    ---------
Investing:
Payments received on Note Receivable                    124,717         --
Other assets                                               --         41,282
Payment received on (increase in) note receivable          --        124,717
                                                      ---------    ---------

Net cash provided by (used in) investing activities     124,717      165,999
Financing:                                                 --           --

Principal payments on capital leases                       --        (11,264)
Advances from directors and stockholders                 67,272       99,596
                                                      ---------    ---------
                                                         67,272       88,332
                                                      ---------    ---------

Net (Decrease) Increase in cash                            (122)     (20,223)

Cash at beginning of period                                 193       20,416

                                                      ---------    ---------

Cash at end of period                                 $      71    $     193
                                                      ---------    =========

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

ITEM 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes the business of Company, , prior to its acquisition of the assets of Beth Bender, Inc.. a Subsidiary, acquired on March 17, 2004. Otherwise the Company had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the operations of the Company.

     BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

Item 2. CORPORATE STRUCTURE
BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

     Total Entertainment Inc., formerly known as Kit Farms Inc. (the Company), incorporated in the State of Indiana, had three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the Province of Quebec, and Total Entertainment (Delaware) Inc. , an inactive Delaware company.

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

     Intercapital  Canada  provided   Intercapital  Global  with  technical  and
     customer support and administrative services.

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

     The Company on August 22, 2002 sold all of its remaining online gaming assets.

     On February 10,2003, a reverse stock split of the Company's Common Stock was effected. The reverse split was on a one hundred shares for one share basis.

     Since August 22,2002 through March 17,2004 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity. On March 17,2004 , the Company entered in an asset purchase agreement with Beth Bender, Inc. a development stage enterprise.

Item 3.  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred a loss from operations since inception. At December 31, 2003 and 2002, the Company has a working capital deficiency of approximately $2,003,185 and $1,800,575, respectively, and a stockholders' deficiency of approximately $1,988,000 and $1,772,000 respectively.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

     The purchase price of $678,000 was satisfied by issuance of 4,520,000 common shares of the company. Since Rock Candy is a privately held company the fair value of the assets is not readily determinable. As a result, the assets were recovered at a nominal value. The Company issued 2,454,742 common shares of the company, to directors and officers. The shares issued for the cancellation of directors options( dated February 18, 1998) and severance payments to terminated employees.

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

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

(d)  EARNINGS (LOSS) PER SHARE

     Basic loss per share for the year ended December 31, 2003 and 2002 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The denominator for the basic and diluted earnings per share calculation for the year ended December 31, 2003 is 7,603,826. The denominator for the basic and diluted earnings per share calculation for the year ended December 31, 2002 is 62,908,443.

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

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

(j)  ADVERTISING EXPENSES

     Costs associated with advertising are expensed as incurred and amounted to $0.00 and $47,000 for the years ended December 31, 2003 and 2002. respectively.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003


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

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002



Item 5. CAPITAL STOCK AND STOCK OPTIONS

(a)  COMMON STOCK TRANSACTIONS

(i) During 2000, the Company issued 370,000 shares of common stock to Online Gaming System Ltd. pursuant to the OGS Agreement. Upon cancellation of the OGS Agreement effective December 31, 2000, the shares were returned by Online Gaming System Ltd. to the Company.

(ii) During 2000, the Company issued 500,000 shares to an individual in exchange for investor relations services. This agreement was rescinded, and the shares returned to the Company prior to the commencement of any investor relations activities by the individual.

(iii)In October 2002 Total Entertainment Canada Ltd. purchased 100% of the business rights domain names, trade marks and formulas ("the assets") owned by Rock Candy Cosmetics Inc.

     The purchase price of $678,000 was satisfied by issuance of 4,520,000common shares of the company. Since Rock Candy is a privately held company the fair value of the assets is readily determinable. As a result, the assets were recoverable at a normal value.

In 2003, The Company issued 2,454,742 common shares of the company, to directors and officers. The shares issued for the cancellation of directors options and severance payments to terminated employees.

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

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

     The Company had no options granted, exercised or forfeited during the years ended December 31, 2002 and 2003. The following table summarizes information about the shares outstanding and exercisable for options, including the option held by Intercapital Asset Management Limited at December 31, 2002.


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
                       ===========                             ===========

Item 6. COMMITMENTS AND CONTINGENCIES


(a)  OPERATING LEASES

     The Company signed a lease for office premises in June 1999 for a period of five years ending July 31, 2004 for a minimum annual rent of $22,000 plus operating costs. This lease has since been terminated. Additionally, the Company was committed under three operating leases for automobiles expiring on various dates in 2004. These leases have since been terminated.

     Rent expense for the years ended December 31, 2003 and December 31, 2002 was approximately $ 0.00 and $82,460, respectively. The Company received rent free office space at Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the year ended December 31 2003. The Company also paid for a portion of Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the year ended December 31 2002.

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


LITIGATION

     We are not a party to any pending legal proceedings, our property is not the subject ot a pending legal proceeding, and to the knowledge of our management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

     Further, to the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us.

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Item 7. RELATED PARTY TRANSACTIONS

(a)  DEFERRED COMPENSATION

     Sandy Masselli, together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company and approved by the Company's Board of Directors. Such totaled approximately $880,000 at December 31, 2000 and are deferred by the Company. The total amount of deferred officer salaries at December 31, 2003 was approximately $1,132,949. During the year ended December 31, 2003, $0.00 of officers salaries were paid in cash and $142,501 was deferred.
     (Note 6 (e))

(b)  DUE TO DIRECTORS AND STOCKHOLDERS

     From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2002and 2003 Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

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

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

Item 8. INCOME TAXES

     Upon filing income tax returns, the Company could have net operation losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. The Company is consulting with legal council to determine a plan to become compliant. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended December 31, 2003 and 2002.

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

(b)  INTEREST AND TAXES PAID.

     During 2003 the Company paid approximately $0 of taxes and $4,000 of interest. During 2002 the Company paid approximately $0 of taxes and $4,000 of interest.

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The Company's officers and directors are as follows:


     Name                       Age       Position(s)

Sandy J. Masselli, Jr.          41        Chairman of the Board, Chief
                                          Executive Officer and President
Robert D. Bonnell               58        Director
Richard B. Davis                57        Director and Chief Financial Officer
John Masselli                   33        Director and Secretary



TERMS OF DIRECTORS

Mr. Sandy Maselli has served as directors of the Company since January 21, 1998. Mr. Bonnell, and Mr. Davis have served as directors of the Company since September 30, 1998. Mr. John Masselli has served as director of the Company since July 2, 2001. The directors of the Company serve as such until the next annual meeting of stockholders and until their successors are elected and qualified.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Sandy J. Masselli, Jr. has served as the Chairman of the Board, Chief Executive Officer, President and a Director of the Company since January 1998. From May 1990 to the present, Mr. Masselli has served as Managing Director of Intercapital Asset Management Company, Inc., an investment advisory company, where he has been responsible for the selection and monitoring of investments as well as merchant banking activities. From May 1981 until May 1990, Mr. Masselli worked as a Vice President or Senior Vice President at several major securities and brokerage firms, including Prudential Securities, Inc., Drexel Burnham Lambert, Inc., Shearson Lehman Hutton, Inc. and Merrill Lynch Pierce Fenner & Smith, Inc. He holds a Bachelor of Arts degree in Political Science from Monmouth College.

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

John J. Masselli has served as a Director and Secretary of the Company since July 2001. From March 1998 to present, Mr. John J. Masselli has been employed by the Company as Executive Vice President, Marketing/Development. >From March 1993 to March 1998, Mr. John J. Masselli was employed by Merrill Lynch & Co., Inc., U.S. Private Client Services; his responsibilities included brokerage operations and customer service. Mr. John J. Masselli holds a Bachelor of Science degree in Communications from The University of Miami, Florida. Mr. John J. Masselli is the brother of Sandy J. Masselli, Jr., Chairman of the Board, Chief Executive Officer and a director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the aggregate compensation paid to the Company's Chief Executive Officer. There were no other executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 2003:



                           SUMMARY COMPENSATION TABLE



            Long-Term
                                                                          Compensation
                             Annual Compensation                           Securities
Name and                     -------------------      Other Annual         Underlying
Principal Position(s)         Year    Salary ($)    Bonus     Compensation    Options/SARs (#)
---------------------------   ----    ----------    -----     ------------    ----------------
Sandy J. Masselli, Jr.(1)     2003   100,000(2)        0          0                   0
Chairman of the Board         2002   100,000(2)        0          0                   0
and Chief Executive Officer


1. Sandy Masselli, Jr. became Chief Executive Officer of the Company as of January 23, 1998 as part of the Merger.

2.   See Deferred Compensation Arrangements below.

STOCK OPTIONS

No stock options were granted or exercised during 2003 to or by any of the Company's named executive officers.

LONG-TERM INCENTIVE PLANS

The Company made no awards to the named executive officers under any long-term incentive plan in 2003.

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

DEFERRED COMPENSATION ARRANGEMENTS

Sandy Masselli, together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company and approved by the Company's Board of Directors.

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

                                        Number of Shares
                                        of Common Stock        Percent of
Name and Address of Beneficial Owner    Beneficially Owned(1)   Class(2)
--------------------------------------  ---------------------   ----------

Sandy J. Masselli, Jr                   72,500,000(3)             59.5
Robert D. Bonnell                        2,350,000(4)              4.0
John Masselli                              750,000(5)              1.2
Richard B. Davis                           250,000(6)               .4
Intercapital Asset Management Limited   57,000,000(7)             49.8
  c/o The Royal Bank of Scotland
  Shirley & Charlotte Street
  Nassau, The Bahamas
All directors and executive officers    75,850,000                65.1
as a group (first 4 persons)

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

5. This amount consists of 750,000 common stock options issued to Mr. John Masselli. The options are exercisable at any time at $0.1875 per share and expire on February 3, 2006.


6. This amount consists of 250,000 common stock options issued to Mr. Davis. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006.

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




                                                      High        Low
                                                      ----        ---

Fiscal Year Ended December 31, 2003: .........       $ 0.32     $ 0.32
    First Quarter ............................         0.01      0.01
    Second Quarter ...........................         0.01       0.01
    Third Quarter ............................         0.01       0.01
    Fourth Quarter ...........................         0.10       0.49


                                                      High        Low
                                                      ----        ---

Fiscal Year Ended December 31, 2002: .........       $ 0.01     $ 0.04
    First Quarter ............................         0.08       0.03
    Second Quarter ...........................         0.04       0.03
    Third Quarter ............................         0.05       0.01
    Fourth Quarter ...........................         0.04       0.01


SECURITY HOLDERS AND DIVIDENDS

As of December 31, 2003 there were approximately 133 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

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

Form 8-K dated August 26,2002* Form 8-K dated September 10,2002* Form 8-K/A dated November 19,2002* Form 8-K dated January 27,2004* Form 8-K dated April 2,2004*

    31.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2 Certification of Richard B. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 Certification of Richard B. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




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

Dated April 1, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                    TITLE                        DATE
---------------------       ---------------------       ---------------------
/s/ ROBERT D. BONNELL       Director                        April 1,2004
---------------------

/s/ RICHARD B. DAVIS        Director  and                   April 1,2004
---------------------       Chief  Financial Officer

/s/ JOHN J. MASSELLI        Director                        April 1,2004
---------------------