Form 10QSB
period 2004-03-31
TOTAL ENTERTAINMENT INC
filed 2004-05-17
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

                      Commission File Number: _____________

                            TOTAL ENTERTAINMENT INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          INDIANA                                               35-1504940
--------------------------------                            -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization                               Identification No.)


               680 Branch Ave. P.O. Box 568 Rumson, NJ 07760-0568
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (732) 842-5553
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 2004, there were 7,603,826 shares of the issuer's common stock outstanding.

         Transitional  Small Business  Disclosure Format (check one):
Yes [ ] No [X]

                            Total Entertainment, Inc.


                                      Index

                                                                            Page
                                                                            ----

PART I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
December 31, 2003 and March 31, 2004 (Unaudited) .........................    1

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2003 and 2004 (Unaudited) ...................    2

Notes to Condensed Consolidated Financial Statements .....................    4

Signatures ...............................................................   12



PART I. Financial Information (Unaudited)

                   Total Entertainment, Inc. and Subsidiaries

      Consolidated Balance Sheet as at December 31, 2003 and March 31, 2004



                                                                        March 31,
                                                      December 31,        2004
                                                          2003         (unaudited)
                                                      ------------    ------------
ASSETS

Current assets
   Cash                                               $         71    $         71
                                                      ------------    ------------
        Total current assets                                    71              71

Property and equipment
   Computer equipment                                      314,744         314,744
   Other furniture and fixtures                             48,845          48,845
                                                      ------------    ------------
                                                           363,589         363,589
   Less accumulated depreciation                           348,140         348,140
                                                      ------------    ------------
                                                            15,449          15,449

                                                      $     15,520    $     15,520
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities           $    155,964    $    155,964
   Deferred compensation                                 1,325,450       1,325,450
   Due to directors and stockholders                       521,771         521,771
                                                      ------------    ------------
         Total current liabilities                       2,003,185       2,003,185

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31, 2002 and
   7,603,826 at June 30, 2003                               58,388          58,388
   Additional paid-in capital                            2,684,695       2,684,695
   Accumulated deficit                                  (4,730,748)     (4,730,748)
                                                      ------------    ------------
                                                        (1,987,665)     (1,987,665)
                                                      ------------    ------------
                                                      $     15,520    $     15,520
                                                      ============    ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations
                   Three months ended March 31, 2003 and 2004
                                   (unaudited)


                                                      March  31,     March 31,
                                                         2003           2004
                                                     -----------    -----------
Income
   Gaming revenues                                   $      --      $      --
   Royalty income                                           --             --
                                                     -----------    -----------
Net Income                                                  --             --

Costs and expenses
   Cost of operations                                       --             --
   Selling, general and administrative                    87,955           --
   Depreciation and amortization                           6,771           --
                                                     -----------    -----------
                                                          94,726           --



NET INCOME (LOSS) FOR THE PERIOD                     $   (94,726)   $       (00)
                                                     ===========    ===========
Income (loss) per common share
   Basic                                             $      (.00)   $      (.00)
   Diluted                                           $      (.00)   $      (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                            7,603,826      7,603,826
                                                     ===========    ===========
      Diluted                                          7,603,826      7,603,826
                                                     ===========    ===========

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                   Three months ended March 31, 2003 and 2004
                                   (unaudited)


                                                         March 31,    March 31,
                                                           2003         2004
                                                         ---------    ---------
Cash flows from operating activities
   Net income (loss)                                       (94,426)         (00)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Depreciation and amortization                         6,771         --
       Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                               --           --
            Accounts payable and accrued liabilities        (7,294)        --
            Deferred compensation                          (71,251)        --
                                                         ---------    ---------
               Net cash provided by (used in)
                 operating activities                      (23,998)           0

Cash flows from investing activities
   Payments received on Note Receivable                       --           --
                                                         ---------    ---------
               Net cash provided by (used in)
                 investing activities                         --           --

Cash flows from financing activities
   Principal payments on capital leases                       --           --
   Advances from (repayments to) directors and
     stockholders, net                                      24,210         --
                                                         ---------    ---------
       Net cash provided by (used in) financing
          activities                                        24,210         --
                                                         ---------    ---------

       NET INCREASE (DECREASE) IN CASH                         212         (122)

Cash at beginning of period                                    193          193
                                                         ---------    ---------

Cash at end of period                                          405           71
                                                         =========    =========

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

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three period ended March 31, 2003 and 2004 and cash flows for the nine months ended March 31, 2003 and 2004, respectively.

         The accounting policies followed by the Company are set forth in Note A of the Company's financial statements as contained in the Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The Form 10-KSB contains additional data and information with respect to intangible assets, stock option plans, reserved shares, income taxes, commitments and contingencies, and other items and is incorporated by reference.

         The results reported for the threemonth period ended March 31, 2004 are not necessarily indicative of the results of operations which may be expected for a full year.



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

Since August 22,2002 through March 31,2004 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity. On March 17,2004 , the Company entered in an asset purchase agreement with Beth Bender, Inc. a development stage enterprise.

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

(ii)In October 2002 Total Entertainment Canada Ltd. purchased 100% of the business rights, domain names, trade marks and formulas ("the assets") owned by Rock Candy Cosmetics Inc.

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

(ii)During 2000, the Company issued 500,000 shares to an individual in exchange for investor relations services. This agreement was rescinded, and the shares returned to the Company prior to the commencement of any investor relations activities by the individual.

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

From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2002 and 2003 Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

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

ITEM 10.EXHIBITS INDEX

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

Dated May 14, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                  TITLE                        DATE
----------------------       ------------------------       --------------------

/s/ ROBERT D. BONNELL        Director                       May 14, 2004
----------------------


/s/ RICHARD B. DAVIS         Director  and                  May 14, 2004
----------------------       Chief  Financial Officer


/s/ JOHN J. MASSELLI         Director                       May 14, 2004
----------------------