Form 10QSB
period 2004-06-30
TOTAL ENTERTAINMENT INC
filed 2004-08-23
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004.

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As June 30, 2004, there were 7,603,826 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                            Total Entertainment, Inc.


                                      Index




                                                                            Page
                                                                            ----

PART I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
December 31, 2003 and June 30, 2004 (Unaudited) .........................     1

Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2003 and 2004 (Unaudited) ...................       2

Notes to Condensed Consolidated Financial Statements .....................    4

Signatures ...............................................................   12

PART I. Financial Information (Unaudited)

                   Total Entertainment, Inc. and Subsidiaries

      Consolidated Balance Sheet as at December 31, 2003 and June 30, 2004



                                                                     June 30,
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
                                                   ============    ============

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Operations
                      Six months ended June, 2003 and 2004
                                   (unaudited)


                                                      June  30,       June 30,
                                                         2003           2004
                                                     -----------    -----------
Income
   Gaming revenues                                   $      --      $      --
   Royalty income                                           --             --
                                                     -----------    -----------
Net Income                                                  --             --

Costs and expenses
   Cost of operations                                       --             --
   Selling, general and administrative                   114,584           --
   Depreciation and amortization                           6,558           --
                                                     -----------    -----------
                                                        (121,142)          --



NET INCOME (LOSS) FOR THE PERIOD                     $  (121,142)   $       (00)
                                                     ===========    ===========
Income (loss) per common share
   Basic                                             $      (.00)   $      (.00)
   Diluted                                           $      (.00)   $      (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                            7,603,826      7,603,826
                                                     ===========    ===========
      Diluted                                          7,603,826      7,603,826
                                                     ===========    ===========

                    Total Entertainment Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                     Six months ended June 30, 2003 and 2004
                                   (unaudited)

                                                           June 30,    June 30,
                                                             2003        2004
                                                           --------    --------
Cash flows from operating activities
   Net income (loss)                                       (215,868)        (00)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Depreciation and amortization                         13,329        --
       Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                                --          --
            Accounts payable and accrued liabilities         (7,294)       --
            Deferred compensation                          (142,501)       --
                                                           --------    --------
               Net cash provided by (used in)
                 operating activities                       (67,332)          0

Cash flows from investing activities
   Payments received on Note Receivable                        --          --
                                                           --------    --------
               Net cash provided by (used in)
                 investing activities                          --          --

Cash flows from financing activities
   Principal payments on capital leases                        --          --
   Advances from (repayments to) directors and
     stockholders, net                                       67,210        --
                                                           --------    --------
       Net cash provided by (used in) financing
          activities                                         67,210        --
                                                           --------    --------

       NET INCREASE (DECREASE) IN CASH                          122         (00)

Cash at beginning of period                                     193         193
                                                           --------    --------

Cash at end of period                                            71          71
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

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three period ended June 30, 2003 and 2004 and cash flows for the nine months ended June 30, 2003 and 2004, respectively.

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

     The results reported for the six month period ended June 30, 2004 are not necessarily indicative of the results of operations which may be expected for a full year.



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

Form 8-K dated August 26,2002* Form 8-K dated September 10,2002* Form 8-K/A dated November 19,2002* Form 8-K dated January 27,2004* Form 8-K dated April 2,2004*Form 8-K dated June 8, 2004*Form 8-K dated July 2, 2004


31.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Richard B. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Richard B. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




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

    SIGNATURE                TITLE                          DATE
-----------------------      ------------------------       --------------------

/s/ ROBERT D. BONNELL        Director                       August 22, 2004
-----------------------


/s/ RICHARD B. DAVIS         Director  and                  August 22, 2004
-----------------------     Chief  Financial Officer


/s/ JOHN J. MASSELLI         Director                       August 22, 2004
-----------------------