Form 10QSB
period 2004-09-30
TOTAL ENTERTAINMENT INC
filed 2004-11-22
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

                      Commission File Number: _____________

                            TOTAL LUXURY GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           INDIANA                                       35-1504940
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization

                 45 W. River Road, Box 568 Rumson, NJ 07760-0568
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (732) 842-5553
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As September 30, 2004, there were 7,603,826 shares of the issuer's common stock outstanding.

         Transitional  Small Business  Disclosure Format (check one):
Yes [ ] No [X]

                            Total Luxury Group, Inc.


                                      Index




                                                                            Page
                                                                            ----

PART I. Financial Information (Unaudited)

Condensed Consolidated Balance Sheets
December 31, 2003 and September 30, 2004 (Unaudited) ........................  1

Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2003 and 2004 (Unaudited) ...................  2

Notes to Condensed Consolidated Financial Statements ........................  4

Signatures .................................................................. 12


PART I. Financial Information (Unaudited)

                    Total Luxury Group, Inc. and Subsidiaries

    Consolidated Balance Sheet as at December 31, 2003 and September 30, 2004



                                                                      September 30,
                                                      December 31,         2004
                                                          2003         (unaudited)
                                                     -------------    -------------
ASSETS

Current assets
   Cash                                              $          71    $          71
                                                     -------------    -------------
        Total current assets                                    71               71

Property and equipment
   Computer equipment                                      314,744          314,744
   Other furniture and fixtures                             48,845           48,845
                                                     -------------    -------------
                                                           363,589          363,589
   Less accumulated depreciation                           348,140          348,140
                                                     -------------    -------------
                                                            15,449           15,449

                                                     $      15,520    $      15,520
                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities          $     155,964    $     155,964
   Deferred compensation                                 1,325,450        1,325,450
   Due to directors and stockholders                       521,771          521,771
                                                     -------------    -------------
         Total current liabilities                       2,003,185        2,003,185

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31, 2002 and
   7,603,826 at September 30, 2003                          58,388           58,388
   Additional paid-in capital                            2,684,695        2,684,695
   Accumulated deficit                                  (4,730,748)      (4,730,748)
                                                     -------------    -------------
                                                        (1,987,665)      (1,987,665)
                                                     -------------    -------------
                                                     $      15,520    $      15,520
                                                     =============    =============

                    Total Luxury Group, Inc. and Subsidiaries

                      Consolidated Statement of Operations
                   Nine months ended September, 2003 and 2004
                                   (unaudited)


                                                 September 30,    September 30,
                                                      2003             2004
                                                 -------------    -------------
Income
   Gaming revenues                               $        --      $        --
   Royalty income                                         --               --
                                                 -------------    -------------
Net Income                                                --               --

Costs and expenses
   Cost of operations                                     --               --
   Selling, general and administrative                 114,584             --
   Depreciation and amortization                         6,558             --
                                                 -------------    -------------
                                                      (121,142)            --



NET INCOME (LOSS) FOR THE PERIOD                 $    (121,142)   $         (00)
                                                 =============    =============
Income (loss) per common share
   Basic                                         $        (.00)   $        (.00)
   Diluted                                       $        (.00)   $        (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                          7,603,826        7,603,826
                                                 =============    =============
      Diluted                                        7,603,826        7,603,826
                                                 =============    =============


                    Total Luxury Group, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                  Nine months ended September 30, 2003 and 2004
                                   (unaudited)

                                                           September 30,    September 30,
                                                                2003             2004
                                                           -------------    -------------
Cash flows from operating activities
   Net income (loss)                                            (215,868)             (00)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Depreciation and amortization                              13,329             --
       Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                                     --               --
            Accounts payable and accrued liabilities              (7,294)            --
            Deferred compensation                               (142,501)            --
                                                           -------------    -------------
               Net cash provided by (used in)
                 operating activities                            (67,332)               0

Cash flows from investing activities
   Payments received on Note Receivable                             --               --
                                                           -------------    -------------
               Net cash provided by (used in)
                 investing activities                               --               --

Cash flows from financing activities
   Principal payments on capital leases                             --               --
   Advances from (repayments to) directors and
     stockholders, net                                            67,210             --
                                                           -------------    -------------
       Net cash provided by (used in) financing
          activities                                              67,210             --
                                                           -------------    -------------

       NET INCREASE (DECREASE) IN CASH                               122              (00)

Cash at beginning of period                                          193              193
                                                           -------------    -------------

Cash at end of period                                                 71               71
                                                           =============    =============

                            Total Luxury Group, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Item 1. - Summary of Accounting Policies

       The unaudited interim financial statements of Total Luxury Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of complete financial statements.

       In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three period ended September 30, 2003 and 2004 and cash flows for the nine months ended September 30, 2003 and 2004, respectively.

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

       The results reported for the nine month period ended September 30, 2004 are not necessarily indicative of the results of operations which may be expected for a full year.



                  BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

Item 2. CORPORATE STRUCTURE BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

Total Luxury Group Inc., formerly known as Total Entertainment Inc. (the Company), incorporated in the State of Indiana, had three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the
Province of Quebec, and Total Entertainment (Delaware) Inc., an inactive Delaware company.

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

On February 10, 2003, a reverse stock split of the Company's Common Stock was affected. The reverse split was on a one hundred shares for one share basis.

Since August 22,2002 through March 31,2004 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity. On March 17, 2004, the Company entered in an asset purchase agreement with Beth Bender, Inc. a development stage enterprise. After further due diligence, Total Luxury Group, Inc. and Beth Bender, Inc mutually agreed to terminate the asset purchase agreement. The Company has entered into an introductory distribution and licensing agreement with MCM, AG.

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

         The purchase price of $678,000 was satisfied by issuance of 4,520,000 common shares of the company. Since Rock Candy is a privately held company he fair value of the assets is not readily determinable. As a result, the assets were recovered at a nominal value. The Company issued 2,454,742 common shares of the company, to directors and officers. The shares issued for the cancellation of directors options (dated February 18, 1998) and severance payments to terminated employees.

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

(e)    INCOME TAXES

Total Luxury Group, Inc. is responsible for filling a United States Federal income tax return, while Intercapital Canada is responsible for filing a Canadian tax return. Intercapital Global is not required to file a United States corporate income tax return because it is a foreign corporation and has no U.S. source income or U.S. operations. Intercapital Global is not required to file an Antiguan tax return since it is an International Business Corporation not subject to taxation.

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


(f)    CONCENTRATION OF CREDIT OR MARKET RISK

Statement of Financial Accounting Standards No. 105 (SFAS No. 105) requires the disclosure of significant concentration of credit or market risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No.105, which potentially subject the Company and its subsidiaries to concentrations of risk, consist principally of cash, the note receivable from NetForFun, and accounts receivable. Substantially all of the accounts receivable at December 31, 2002 are from Surefire Commerce Ltd. or other credit card processors.

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

On July 20, 2002, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets (the "Statements"). SFAS 141 is effective for all business combinations completed after June 30, 2002. SFAS 142 is effective for fiscal years beginning after December 15, 2002; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2002 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after September 30, 2002 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2002.

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

o goodwill, as well as intangible assets with indefinite lives, acquired after September 30, 2002, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

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
                       ===========                             ===========

Item 6. COMMITMENTS AND CONTINGENCIES


(a)    OPERATING LEASES

The Company signed a lease for office premises in September 1999 for a period of five years ending July 31, 2004 for a minimum annual rent of $22,000 plus operating costs. This lease has since been terminated. Additionally, the Company was committed under three operating leases for automobiles expiring on various dates in 2004. These leases have since been terminated.

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


LITIGATION

       We are not a party to any pending legal proceedings, our property is not the subject of a pending legal proceeding, and to the knowledge of our management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

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

In September 1998, the Company issued an additional 537,000 shares to the former principal shareholders and directors of Kit Farms to facilitate the merger. The acquisition resulted in the owners and management of Mint Energy having effective control of the combined entity.

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

Intercapital Global was organized in 1993 by Mr. Masselli, as an offshore fund, which from time to time conducted certain investment activities not related to the online gaming business for the benefit of the Beneficial Owners. At the time, Mr. Masselli had voting and investment control over all of Intercapital Globe's assets and control over all outstanding shares of capital stock issued by Intercapital Global. Intercapital Global later became a wholly-owned subsidiary of the Company when its Beneficial Owners contributed their shares to Kit Farms as part of the merger. At the time of the transfer of ownership, Intercapital Global held no assets or liabilities other than the gaming license.

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

3.1    Certificate of Incorporation and amendments*
3.2    Bylaws*
10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*
10.2 License Agreements dated April 9, 1999 and September 23, 1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*
10.3 Amended and Restated Purchase Agreement dated May 5, 1999 between Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*
10.4 Agreement dated August 18, 1998 between Intercapital Global Fund, Ltd. and MPACT Immedia Transaction Services Ltd.*
10.5 Equipment Lease Agreement dated August 18, 1999 between Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.) and Dell Financial Services Canada Limited*
10.6 Lease Agreement dated September 22, 1999 between Marine Properties Ltd., as Landlord, and Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.), as Tenant*
10.7 Lease Agreement dated July 30, 1999 between Devonshire House, Ltd., as Landlord, and Intercapital Global Fund, Ltd., as Tenant*
10.8 Revolving Credit Note dated May 5, 1999 payable to Summer hill Gaming Limited*
10.9 Marketing and License Agreement dated January 14, 2000 between Intercapital Global and Online Gaming Systems, Ltd.*
10.10 Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment International, S.A.*
10.11 Purchase Agreement dated March 1, 2000 between Intecapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement*
10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion*

Form 8-K dated August 26,2002* Form 8-K dated September 10,2002*
Form 8-K/A dated November 19,2002* Form 8-K dated January 27,2004* Form 8-K dated April 2,2004
*Form 8-K dated September 8, 2004*Form 8-K dated July 2, 2004


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


                                       TOTAL LUXURY GROUP, INC.

                                       By /s/ SANDY J. MASSELLI, JR.
                                          -----------------------------
                                          Sandy J. Masselli, Jr.,
                                          Chairman of the Board, Chief Executive
                                          Officer Director

Dated November 18, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE               TITLE                           DATE
-----------------------     -----------------------         --------------------

/s/ ROBERT D. BONNELL       Director                        November 18, 2004
-----------------------


/s/ RICHARD B. DAVIS        Director   and                  November 18, 2004
-----------------------     Chief Financial Officer


/s/ Samuel G.S. Hughes      Director                        November 18, 2004
-----------------------