Form 10KSB
period 2004-12-31
TOTAL LUXURY GROUP INC
filed 2005-04-21
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2004.

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to _________.


                      Commission File Number: _____________


                            TOTAL LUXURY GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Delaware                                               35-1504940
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

501 FIFTH AVENUE Suite 2001 NEW YORK, NY                            10017
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (212) 682-7888
                           ---------------------------
                           (Issuer's telephone number)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
   Title of Each Class                           on Which Registered
------------------------------------    ----------------------------------------
         None                                          None
------------------------------------    ----------------------------------------


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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 2004 WAS $2,288,478.

As of December 31, 2004, there were 7,603,826 shares of the issuer's common stock outstanding.

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



                          INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report                                                 F-2

Financial Statements:

Balance Sheets as of December 31, 2004 and 2003                              F-3

Statements of Operations for the Year ended December 31, 2004 and 2003       F-4

Statement of Changes in Shareholders' Equity for the Year ended
December 31, 2004 and 2003                                                   F-5

Statement of Cash Flows for the Year ended December 31, 2004 and 2003        F-6

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


North York, Ontario                              Stephen Diamond
April 1, 2004                                  Chartered Accountant

TOTAL LUXURY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 and DECEMBER 31, 2003

Assets                                                   2004           2003
                                                     -----------    -----------
Current
  Cash                                               $      --      $        71
  Accounts receivable                                       --             --
                                                     -----------    -----------
                                                            --              193
                                                     -----------    -----------
Property and equipment
  Computer equipment                                        --          314,744
  Furniture and fixtures                                    --           48,845
                                                     -----------    -----------
                                                            --          363,589

Less accumulated depreciation                               --         (334,811)
                                                     -----------    -----------
                                                            --           15,449
                                                     -----------    -----------
                                                     $      --      $    15,529
                                                     ===========    ===========
Liabilities

Current
  Accounts payable and accrued liabilities           $      --      $   155,964
  Deferred compensation                                     --        1,325,450
  Due to directors and stockholders                         --          521,771
                                                     -----------    -----------
                                                            --        2,003,185
                                                     -----------    -----------
Shareholders' Equity

Stockholders' equity (deficiency):
  Common stock, $.001 par value; authorized,
  200,000,000 shares; issued and outstanding,
  58,388,443 shares at DECEMBER 31, 2004 and 2003           --           58,388
  Additional paid-in capital                                --        2,684,695
  Accumulated deficit                                       --       (4,730,748)
                                                     -----------    -----------

                                                            --       (1,987,665)
                                                     -----------    -----------
                                                     $      --      $    15,520
                                                     ===========    ===========

TOTAL LUVURY GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                            2004        2003
                                                          ---------   ---------
Revenues:
  Gaming revenues (Note 3 (a) (i))                             --     $    --
  Less: Charge backs                                           --          --
      Complimentary and bonus                                  --          --

  Gaming revenues, net                                         --          --
  Royalty fees (Note3 (a))                                     --          --
                                                          ---------   ---------
                                                          -    -          --
                                                          ---------   ---------
Expenses:
  Cost of operations                                           --          --
  Selling, general and administrative                          --       202,539
  Depreciation and amortization                                --        13,329
                                                          ---------   ---------
                                                               --       215,868
                                                          ---------   ---------
Loss from operations                                           --      (215,868)
                                                          ---------   ---------

Income (loss) before provision for income taxes                --      (215,868)
                                                          ---------   ---------
  Provision for income taxes                                   --          --
NET INCOME (LOSS)                                         $    --     $(215,868)
                                                          =========   =========
Basic and diluted income (loss) per common share          $    --     $    (.00)
                                                          =========   =========


TOTAL LUXURY GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                        Common stock
                                      $.001 par value            Additional                          Total
                                ----------------------------      Paid-in        Accumulated     Stockholders'
                                   Shares           Amount        Capital          deficit          equity
                                -------------   -------------   -------------   -------------    -------------
Balance, December 31, 1999         57,388,443   $      57,388   $   2,460,695   $  (3,298,293)   $    (780,210)

Net income for the year ended
December 31, 2000                        --              --              --            26,264           26,264
Capital stock issued to
Northstar Advertising Inc.               --         1,000,000           1,000         224,000          225,000
                                -------------   -------------   -------------   -------------    -------------

Balance December 31, 2000          58,388,443          58,388       2,684,695      (3,272,029)        (528,946)
Net loss for the year ended
December 31, 2001                        --              --              --        (1,101,348)      (1,101,348)
                                -------------   -------------   -------------   -------------    -------------
Balance December 31, 2001          58,388,443   $      58,388   $   2,684,695   $  (4,373,377)   $  (1,630,294)

Net loss for the year ended
December 31, 2002                        --              --              --          (141,503)        (141,503)
Capital stock issued in
exchange for Rock Candy
assets (Note 3(a) (ii))             4,520,000            --              --              --               --
                                -------------   -------------   -------------   -------------    -------------
Balance December 31, 2002          62,908,443   $      58,388   $   2,684,695   $  (4,514,880)   $  (1,771,797)

Net loss for the year ended
December 31, 2003                        --              --              --          (215,868)        (215,868)
Capital stock issued in
exchange for Rock Candy
assets (Note 3(a) (ii))             4,520,000            --              --              --               --
and Capital stock issued in
exchange for Directors fees,
Surrendered Options and
Employee severance
payments
(Note 3(a) (iii))                   2,454,742            --              --              --               --
                                -------------   -------------   -------------   -------------    -------------
Balance December 31, 2003           7,603,826   $      58,388   $   2,684,695   $  (4,730,748)   $  (1,987,665)
                                =============   =============   =============   =============    =============

TOTAL LUXURY GROUP, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                           2004         2003
                                                         ---------    ---------
Operating:

Net income (loss)                                        $      (0)   $(215,868)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
     Depreciation and amortization                            --         13,329
     Deferred compensation                                    --        142,501
    Increase (decrease) in cash from changes in
    operating assets and liabilities:
      Accounts receivable                                     --           --
      Accounts payable and accrued liabilities                  (0)      (7,294)
                                                         ---------    ---------
                                                                (0)     (67,332)
                                                         ---------    ---------
Net cash provided by (used in) investing activities           --        124,717
                                                         ---------    ---------


Financing:

Advances from directors and stockholders                      --         67,272
                                                         ---------    ---------
                                                              --         67,272
                                                         ---------    ---------

Net (Decrease) Increase in cash                                 (0)        (122)

Cash at beginning of period                                   --            193
                                                         ---------    ---------

Cash at end of period                                    $    --      $     193
                                                         =========    =========

TOTAL LUXURY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

ITEM 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes the business of the Company, since August 22,2002 through November ,2004 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate or business plan and for remaining a publicly reporting entity. In November 2004 the Company obtained a distribution agreement with MCM, AG. .On March 17, 2004, the Company entered in an asset purchase agreement with Beth Bender, Inc. a development stage enterprise. After further due diligence, Total Luxury Group, Inc. and Beth Bender, Inc mutually agreed to terminate the asset purchase agreement. Where relevant, all numbers retroactively take into account the operations of the Company.

BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

Item 2. CORPORATE STRUCTURE BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

Total Luxury Group, Inc., formerly known as Total Entertainment Inc. (the Company), incorporated in the State of Indiana, had three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the Province of Quebec, and Total Entertainment (Delaware) Inc.an inactive Delaware company.

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

On February 10, 2003, a reverse stock split of the Company's Common Stock was effected. The reverse split was on a one hundred shares for one share basis.

Since August 22,2002 through November 2004 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity.

Item 3.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred a loss from operations since inception. At December 31, 2004 and 2003, the Company has a working capital deficiency of approximately $-0- and $2,003,185, respectively, and a stockholders' deficiency of approximately $ 000 and $1,988,000 respectively.

TOTAL LUXURY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

TOTAL LUXURY GRUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

(d)      EARNINGS (LOSS) PER SHARE

         Basic loss per share for the year ended December 31, 2004 and 2003 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The denominator for the basic and diluted earnings per share calculation for the year ended December 31, 2004 is 7,603,826. The denominator for the basic and diluted earnings per share calculation for the year ended December 31, 2003 is 7,603,826.

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

TOTAL ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

(j)      ADVERTISING EXPENSES

         Costs associated with advertising are expensed as incurred and amounted to $0.00 and $0.00 for the years ended December 31, 2004 and 2003. respectively.

TOTOTA LUXURY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003


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

TOTAL LUXURY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

TOTAL LUXURY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004



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

         (iii) In October 2002 Total Entertainment Canada Ltd. purchased 100% of the business rights domain names, trade marks and formulas ("the assets") owned by Rock Candy Cosmetics Inc.

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

TOTAL LUXURY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

         The Company had no options granted, exercised or forfeited during the years ended December 31, 2002 and 2003. The following table summarizes information about the shares outstanding and exercisable for options, including the option held by Intercapital Asset Management Limited at December 31, 2002.


                                         Weighted-average
   Remaining              Number         contractual life        Number
exercise prices        outstanding           in years          exercisable
----------------       -----------       ----------------      -----------
        $.1875          66,500,000                    5.1       66,500,000
           .15           2,750,000                   5.75        2,750,000
----------------       -----------       -----------------     -----------
                        69,250,000                              69,250,000
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


                                   ==========

         Rent expense for the years ended December 31, 2004 and December 31, 2003 was approximately $ 0.00 and $ 0.00, respectively. The Company received rent free office space at Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the year ended December 31 2003.

(b)      CAPITAL LEASE OBLIGATION

         The Company leased certain equipment under various capital leases which expired in 2002.

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

TOTAL LUXURY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Item 7.  RELATED PARTY TRANSACTIONS

(a)      DEFERRED COMPENSATION

         Sandy Masselli together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company and approved by the Company's Board of Directors. Such totaled approximately $880,000 at December 31, 2000 and are deferred by the Company. During the year ended December 31, 2003, $0.00 of officers salaries were paid in cash and $142,501 was deferred.(Note 6 (e))

(b)      DUE TO DIRECTORS AND STOCKHOLDERS

         From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2003and 2004 Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

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

TOTAL LUXURY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

TOTAL LUXURY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

Item 8.  INCOME TAXES

         The Company could have net operation losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended December 31, 2004 and 2003.

         Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carry forwards that could become available under
         Section 382 of the Internal Revenue Code.

Item 9.  SUPPLEMENTARY CASH FLOW INFORMATION

(a)      NON-CASH TRANSACTION

         In 2003 the Company issued Common Stock, with a fair value of $678,000, for the business rights, domain names, trademarks and formulas owned by Rock Candy Cosmetics Inc.

(b) INTEREST AND TAXES PAID.

         During 2004 the Company paid approximately $0.00 of taxes and $ 0.00 of interest. During 2003 the Company paid approximately $0 of taxes and $4,000 of interest.

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The Company's officers and directors are as follows:


     Name                       Age       Position(s)

Sandy J. Masselli, Jr.          42        Chairman of the Board and Chief
                                          Executive Officer
Robert D. Bonnell               59        President and Director
Richard B. Davis                58        Director and Chief Financial Officer
Samuel G.S. Huges               60        Director

TERMS OF DIRECTORS

Mr. Sandy Maselli has served as directors of the Company since January 21, 1998. Mr. Bonnell, and Mr. Davis have served as directors of the Company since September 30, 1998. Mr. Hughes has served as director of the Company since January 12, 2004. The directors of the Company serve as such until the next annual meeting of stockholders and until their successors are elected and qualified.

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

Robert D. Bonnell has served as a Director of the Company since September 30, 1998 and President since January 26, 2005 He has over 25 years experience in the marketing and public relations industries. From 1992 to the present, Mr. Bonnell has served as Chairman and Chief Executive Officer of Skiff Lake Holdings Limited, a private holding company with positions in real estate, investments and trusts. During this period, he also served as Chairman of Communicer, an international company specializing in corporate communications and advice in connection with mergers and acquisitions. Previously, Mr. Bonnell worked as Managing Director and in other senior positions for Public & Industrial Relations, Canada's largest public relations firm. In addition, Mr. Bonnell has in the past served as a director of several other companies, including Windsor Investments S.A. in Luxemburg, Tudor Deutche International and Windsor Energy Corporation in Tulsa, Oklahoma (which position he currently holds). He holds a Bachelor of Arts (Honors) degree in Political Science and Economics from Ricker College, University of New Brunswick.

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

Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2004, all filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the aggregate compensation paid to the Company's Chief Executive Officer. There were no other executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 2004:

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                  Compensation
                                          Annual Compensation                      Securities
Name and                                  -------------------    Other Annual      Underlying
Principal Position(s)             Year    Salary ($)    Bonus    Compensation    Options/SARs (#)
- ---------------------------     ----    ----------    -----    ------------    ----------------
Sandy J. Masselli, Jr.(1)         2003    100,000(2)      0            0               0
Chairman of the Board             2002    100,000(2)      0            0               0
and Chief Executive Officer

1. Sandy Masselli, Jr. became Chief Executive Officer of the Company as of January 23, 1998 as part of the Merger.

2.       See Deferred Compensation Arrangements below.

STOCK OPTIONS

No stock options were granted or exercised during 2004 to or by any of the Company's named executive officers.

LONG-TERM INCENTIVE PLANS

The Company made no awards to the named executive officers under any long-term incentive plan in 2004.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common
Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table set forth in Item 10 -- EXECUTIVE COMPENSATION, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of such persons is 501 Fifth Avenue, New York, New York 10017.



                                        Number of Shares
                                        of Common Stock
Name and Address of Beneficial Owner  Beneficially Owned(1)  Percent of Class(2)
- ----------------------------------- ---------------------  -------------------

Sandy J. Masselli, Jr                      72,500,000(3)             59.5
Robert D. Bonnell                           2,350,000(4)              4.0
John Masselli                                 750,000(5)              1.2
Richard B. Davis                              250,000(6)               .4
Intercapital Asset Management Limited      57,000,000(7)             49.8
  c/o The Royal Bank of Scotland
  Shirley & Charlotte Street
  Nassau, The Bahamas
All directors and executive officers       75,850,000                65.1
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

                                                       High       Low
                                                       ----       ---

Fiscal Year Ended December 31, 2003:
    First Quarter ........................            $ 0.01      0.01
    Second Quarter .......................              0.01      0.01
    Third Quarter ........................              0.01      0.01
    Fourth Quarter .......................              0.10      0.49


                                                       High       Low
                                                       ----       ---

Fiscal Year Ended December 31, 2004:
    First Quarter ........................            $ 0.12      0.39
    Second Quarter .......................              0.12      0.17
    Third Quarter ....................                  0.10      0.17
    Fourth Quarter .................                    0.05      0.17

SECURITY HOLDERS AND DIVIDENDS

As of December 31, 2004 there were approximately 146 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.


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

Form 8-K dated August 26,2002*
Form 8-K dated September 10,2002*
Form 8-K/A dated November 19,2002*
Form 8-K dated January 27,2004*
Form 8-K dated April 2,2004*
Form 8-K dated June 2,2004*
Form 8-K dated June 8,2004*
Form 8-K dated January 27,2005*

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

Dated April 20, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                            DATE
---------                           -----                            ----

/s/ ROBERT D. BONNELL              President                       April 20,2005
---------------------------

/s/ RICHARD B. DAVIS               Director  and                  April 20,2005
---------------------------        Chief  Financial Officer

/s/ SAMUAL G.S. HUGES              Director                        April 20,2005
---------------------------