Form 10KSB/A
period 2004-12-31
TOTAL LUXURY GROUP INC
filed 2005-04-22
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

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

Statement of Cash Flows for the Year ended December 31, 2004 and 2003        F-6

Notes to Financial Statements                                                F-7

                                AUDITOR'S REPORT


To the Shareholder's of
Total Entertainment Inc. and Subsidiaries


I have audited the consolidated balance sheet of Total Entertainment Inc. (an Indiana corporation) and Subsidiaries as at December 31, 2003 and 2004 and the statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Entertainment Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


North York, Ontario                              Stephen Diamond
April 20, 2005                                 Chartered Accountant

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
                                                     ===========    ===========

TOTAL LUVURY GROUP, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                            2004        2003
                                                          ---------   ---------
Revenues:
  Gaming revenues (Note 3 (a) (i))                             --     $    --
  Less: Charge backs                                           --          --
      Complimentary and bonus                                  --          --

  Gaming revenues, net                                         --          --
  Royalty fees (Note3 (a))                                     --          --
                                                          ---------   ---------
                                                               --          --
                                                          ---------   ---------
Expenses:
  Cost of operations                                           --          --
  Selling, general and administrative                          --       202,539
  Depreciation and amortization                                --        13,329
                                                          ---------   ---------
                                                               --       215,868
                                                          ---------   ---------
Loss from operations                                           --      (215,868)
                                                          ---------   ---------

Income (loss) before provision for income taxes                --      (215,868)
                                                          ---------   ---------
  Provision for income taxes                                   --          --
NET INCOME (LOSS)                                         $    --     $(215,868)
                                                          =========   =========
Basic and diluted income (loss) per common share          $    --     $    (.00)
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