Form 10QSB
period 2005-03-31
TOTAL LUXURY GROUP INC
filed 2005-05-20
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

                      Commission File Number: _____________

                             TOTAL LUXURY GROUP,INC.
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


                    501 FIFTH AVENUE, NEW YORK NEW YORK 10017
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Condensed Consolidated Balance Sheets
December 31, 2004 and March 31, 2005 (Unaudited) ..............................1

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2005 (Unaudited) ........................2

Notes to Condensed Consolidated Financial Statements ..........................4

Signatures ...................................................................18

                                        i

PART I. Financial Information (Unaudited)

                    Total Luxury Group, Inc. and Subsidiaries

      Consolidated Balance Sheet as at December 31, 2004 and March 31, 2005



                                                                     March 31,
                                                    December 31,       2005
                                                        2004       (unaudited)
                                                    ------------   ------------
ASSETS

Current assets
   Cash                                             $       --   $         --
                                                    ------------   ------------
        Total current assets                                --             --

Property and equipment
   Computer equipment                                          0              0
   Other furniture and fixtures                                0              0
                                                    ------------   ------------
                                                            0.00           0.00
   Less accumulated depreciation                               0              0
                                                    ------------   ------------
                                                            0.00           0.00

                                                    $              $
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable and accrued liabilities         $       --     $       --
   Deferred compensation                                       0              0
   Due to directors and stockholders                           0              0
                                                    ------------   ------------
         Total current liabilities                          --             --

Stockholders' equity (deficiency)
   Common stock, $.001 par value; authorized,
   200,000,000 shares; issued and outstanding;
   58,388,443 shares at December 31, 2002 and
   7,603,826 at May, 2004                                   --             --
   Additional paid-in capital                               --             --
   Accumulated deficit                                         0              0
                                                    ------------   ------------
                                                            --             --
                                                    ------------   ------------
                                                    $       --     $        --
                                                    ============   ============

                    Total Luxury Group, Inc. and Subsidiaries

                      Consolidated Statement of Operations
                   Three months ended March 31, 2004 and 2005
                                   (unaudited)


                                            March  31,     March 31,
                                               2004           2005
                                           -----------    -----------
Income
   Gaming revenues                         $      --      $      --
   Royalty income                                 --             --
                                           -----------    -----------
Net Income                                        --             --

Costs and expenses
   Cost of operations                             --             --
   Selling, general and administrative            --             --
   Depreciation and amortization                  --             --
                                           -----------    -----------



NET INCOME (LOSS) FOR THE PERIOD           $       (00)   $       (00)
                                           ===========    ===========
Income (loss) per common share
   Basic                                   $      (.00)   $      (.00)
   Diluted                                 $      (.00)   $      (.00)

Weighted-average shares outstanding used in computing income (loss) per common share

      Basic                                  7,603,826      7,603,826
                                           ===========    ===========
      Diluted                                7,603,826      7,603,826
                                           ===========    ===========

                    Total Luxury Group, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                   Three months ended March 31, 2004 and 2005
                                   (unaudited)


                                                       March 31,    March 31,
                                                         2004         2005
                                                       ---------    ---------
Cash flows from operating activities
   Net income (loss)                                         (00)         (00)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
       Depreciation and amortization                        --           --
       Increase (decrease) in cash from changes in
          operating assets and liabilities
            Accounts receivable                             --           --
            Accounts payable and accrued liabilities         (00)        --
            Deferred compensation                            (00)        --
                                                       ---------    ---------
               Net cash provided by (used in)
                 operating activities                         (0)           0

Cash flows from investing activities
   Payments received on Note Receivable                     --           --
                                                       ---------    ---------
               Net cash provided by (used in)
                 investing activities                       --           --

Cash flows from financing activities
   Principal payments on capital leases                     --           --
   Advances from (repayments to) directors and
     stockholders, net                                      --           --
                                                       ---------    ---------
       Net cash provided by (used in) financing
          activities                                        --           --
                                                       ---------    ---------

       NET INCREASE (DECREASE) IN CASH                         0           (0)

Cash at beginning of period                                    0            0
                                                       ---------    ---------

Cash at end of period                                       --           --
                                                       =========    =========

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

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three period ended March 31, 2004 and 2005 and cash flows for the nine months ended March 31, 2004 and 2005, respectively.

     The accounting policies followed by the Company are set forth in Note A of the Company's financial statements as contained in the Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The Form 10-KSB contains additional data and information with respect to intangible assets, stock option plans, reserved shares, income taxes, commitments and contingencies, and other items and is incorporated by reference.

     The results reported for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations which may be expected for a full year.



                  BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

Item 2. CORPORATE STRUCTURE BUSINESS, DESCRIPTION AND HISTORY OF COMPANY

Total Luxury Group, Inc., formerly known as Total Entertainment Inc. (the Company), incorporated in the State of Delaware, had three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the Province of Quebec, and Total Entertainment (Delaware) Inc.an inactive Delaware company.

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

     The company is no longer engaged in internet gaming activities.

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

 (c Defer officers' salaries until such time the Board of Directors determines it is appropriate to commence payment.

Item 4. ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(a) PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

(j) ADVERTISING EXPENSES

Costs associated with advertising are expensed as incurred and amounted to $0.00 and $47,000 for the years ended December 31, 2003 and 2002, respectively.

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

The purchase price of $678,000 was satisfied by issuance common shares of the company. Since Rock Candy is a privately held company the fair value of the assets is readily determinable. As a result, the assets were recoverable at a normal value.

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

LITIGATION

We are not a party to any pending legal proceedings, our property is not the subject to a pending legal proceeding, and to the knowledge of our management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

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

31.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Richard B. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
2.2 Certification of Richard B. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



Dated May 20, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                        DATE
----------------------       ------------------------       --------------------

/s/ ROBERT D. BONNELL        President, Director            May 20, 2005
----------------------


/s/ RICHARD B. DAVIS         Director  and                  May 20, 2005
----------------------       Chief  Financial Officer

/s/ SAMUAL G.S. HUGES        Director                       May 20,2005