Form 10QSB
period 2005-06-30
TOTAL LUXURY GROUP INC
filed 2005-08-15
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                                   (Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF
                                     1934.

                 For the quarterly period ended June 30, 2005.

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

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] The issuer's net revenues for its most recent fiscal year were $0.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30,2005 was $2,661,339. As of June 30, 2005, there were 7,603,826 shares of the issuer's common stock outstanding. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X] Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in Descripition of Business and Management Discussion and Analysis Or Plan of Operation. INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Balance Sheets as of June 30, 2005  and December 31,2004                     F-3

Statements of Operations for the Period ended June 30, 2005 and 2004         F-4

Statement of Changes in Shareholders' Equity for the period ended
June 30, 2005                                                                F-5

Statement of Cash Flows for the Year ended June 30, 2005 and 2004            F-6

Notes to Financial Statements                                                F-7

[GRAPHIC OMITTED]

[GRAPHIC OMITTED]
TOTAL LUXURY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 and JUNE 30, 2005

                                                 June 30,2005   December 31,2004
Assets                                               ( unaudited)
                                                     -----------    -----------
Current
  Cash                                               $      --      $      --
  Accounts receivable                                       --             --
                                                     -----------    -----------
                                                            --             --
                                                     -----------    -----------
Property and equipment
  Computer equipment                                    314,744         314,744
  Furniture and fixtures                                 48,845          48,845
                                                     -----------    -----------
                                                        363,589         363,589

Less accumulated depreciation                          (354,553)       (352,415)
                                                     -----------    -----------
                                                          9,036          11,174
                                                     -----------    -----------
                                                     $    9,036     $    11,174
                                                     ===========    ===========
Liabilities

Current
  Accounts payable and accrued liabilities           $   46,000     $    46,000
  Deferred compensation                               1,325,450       1,325,450
  Due to directors and stockholders                     643,664         643,664
                                                     -----------    -----------
                                                     $2,015,114       2,015,114
                                                     -----------    -----------
Shareholders' Equity

Stockholders' equity (deficiency):
  Common stock, $.001 par value; authorized,
  200,000,000 shares; issued and outstanding,
  58,388,443 shares at DECEMBER 31, 2004 and 2003         58,388         58,388
  Additional paid-in capital                           2,684,695      2,684,695
  Accumulated deficit                                 (4,749,161)    (4,730,748)
                                                     -----------    -----------

                                                      (2,006,078)    (1,987,665)
                                                     -----------    -----------
                                                     $     9,036    $    15,520
                                                     ===========    ===========


                                                                  F-3
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED June , 2005 AND JUNE 30,2004
                                                           JUNE 30,   June
2005       2004
                                                         (unaudited)
(unaudited)
                                                         ---------   ---------
Revenues:
  Gaming revenues (Note 3 (a) (i))                             --     $    --
  Less: Charge backs                                           --          --
      Complimentary and bonus                                  --          --

  Gaming revenues, net                                         --          --
  Royalty fees (Note3 (a))                                     --          --
                                                          ---------   ---------
                                                               --          --
                                                          ---------   ---------
Expenses:
  Cost of operations                                           --          --
  Selling, general and administrative                          --          --
  Depreciation and amortization                              2,138         --
                                                          ---------   ---------
                                                             2,138         --
                                                          ---------   ---------
Loss from operations                                      (  2,138)        --
                                                          ---------   ---------

Income (loss) before provision for income taxes           (  2,138)        --
                                                          ---------   ---------
  Provision for income taxes                                   --          --
NET INCOME (LOSS)                                         $( 2,138)        --
                                                          =========   =========
Basic and diluted income (loss) per common share          $   (0.00)   $   (.00)
                                                          =========   =========


                                                                  F-4
[GRAPHIC OMITTED]
TOTAL LUXURY GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)



FOR THE PERIODS ENDED DECEMBER 31, 2004 AND JUNE 30,2005



                                        Common stock
                                      $.001 par value            Additional                          Total
                                ----------------------------      Paid-in        Accumulated     Stockholders'
                                   Shares           Amount        Capital          deficit          equity
                                -------------   -------------   -------------   -------------    -------------
Balance, December 31, 1999         57,388,443   $      57,388   $   2,460,695   $  (3,298,293)   $    (780,210)

Net income for the year ended
December 31, 2000                        --              --              --            26,264           26,264
Capital stock issued to
Northstar Advertising Inc.               --         1,000,000           1,000         224,000          225,000
                                -------------   -------------   -------------   -------------    -------------

Balance December 31, 2000          58,388,443          58,388       2,684,695      (3,272,029)        (528,946)
Net loss for the year ended
December 31, 2001                        --              --              --        (1,101,348)      (1,101,348)
                                -------------   -------------   -------------   -------------    -------------
Balance December 31, 2001          58,388,443   $      58,388   $   2,684,695   $  (4,373,377)   $  (1,630,294)

Net loss for the year ended
December 31, 2002                        --              --              --          (141,503)        (141,503)
Capital stock issued in
exchange for Rock Candy
assets (Note 3(a) (ii))             4,520,000            --              --              --               --
                                -------------   -------------   -------------   -------------    -------------
Balance December 31, 2002          62,908,443   $      58,388   $   2,684,695   $  (4,514,880)   $  (1,771,797)

Net loss for the year ended
December 31, 2003                        --              --              --          (215,868)        (215,868)
Capital stock issued in
exchange for Rock Candy
assets (Note 3(a) (ii))             4,520,000            --              --              --               --
and Capital stock issued in
exchange for Directors fees,
Surrendered Options and
Employee severance
payments
(Note 3(a) (iii))                   2,454,742            --              --              --               --
                                -------------   -------------   -------------   -------------    -------------
Balance December 31, 2003           7,603,826   $      58,388   $   2,684,695   $  (4,730,748)   $  (1,987,665)

Net loss for the year
Ended December 31,2004                                                          $     (16,275)       (  16,275)
                                ------------    -------------    ------------    ------------    --------------
  Balance December 31,2004          7,603,826   $      58,388   $   2,684,695   $  (4,747,023)   $  (2,003,940)

Net loss for the period
Ended June 30,2005                                                              $      (2,138)   $   (   2,138)
                                 ------------    ------------    ------------    -------------   --------------
  Balance June 30,2005              7,603,826   $      58,388   $   2,684,695   $  (4,749,161)   $  (2,006,078)
                                =============   =============   =============   =============    =============


                                                                  F-5
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2004 AND JUNE 30,2005
                                                           2005         2004
                                                         ---------    ---------
Operating:

Net income (loss)                                        $  (  2,138)  $  --
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
     Depreciation and amortization                             2,138      --
     Deferred compensation                                    --       --
    Increase (decrease) in cash from changes in operating assets and liabilities:
      Accounts receivable                                     --           --
      Accounts payable and accrued liabilities                --         --
                                                         ---------    ---------
                                                              --        --
                                                         ---------    ---------
Net cash provided by (used in) investing activities           --          ----
                                                         ---------    ---------


Financing:

Advances from directors and stockholders                      --
                                                         ----------   ---------
                                                              --          --
                                                         ---------    ---------

Net (Decrease) Increase in cash                               --           --

Cash at beginning of period                                    --           --
                                                         ---------    ----------

Cash at end of period                                    $    --      $      --
                                                         =========    =========

                                                                  F-6
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

BUSINESS, DESCRIPTION AND HISTORY OF COMPANY
Item 2. CORPORATE STRUCTURE BUSINESS, DESCRIPTION AND HISTORY OF COMPANY
Total Luxury Group, Inc., formerly known as Total Entertainment Inc. (the Company), incorporated in the State of Indiana, had three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the Province of Quebec, and Total Entertainment (Delaware) Inc.an inactive Delaware company. Intercapital Global, the operating company, owned a gaming license issued by the Government of Honduras and the Dominican Republic, and several Internet Web sites. The Company used state-of-the-art casino gaming and sports book software under an informal license arrangement with Montana S.A. (Montana), a leading casino software development company. In the fourth quarter of 2000 the Company used this software on a no-cost trial basis. In 2001 the Company began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. The Company also licensed software for the gaming and sports book operations from Online Gaming Systems (formerly known as Atlantic Entertainment International Inc. (OGS), an independent software developer, and other vendors.
Intercapital Global accepted wagers via the Internet through an E-commerce credit card processing agreement with MPACT Immedia Transaction Services Ltd. (MPACT). During 2000, this contract was transferred by MPACT to Surefire Commerce Ltd. Intercapital Canada provided Intercapital Global with technical and customer support and administrative services. The company offered software-based games of chance and sports wagering facilities on a worldwide basis through the Internet located at www.theonlinecasino.com, www.theonlineesportsbook.com, www.bingoonthenet.com as well as other sites (collectively the Online Casinos). There are significant legislative risks and uncertainties regarding on-line gaming operations (see Note D-1). The company launched its www.theonlinecasino.com Web site on September 12, 1998.
The Company on August 22, 2002 sold all of its remaining online gaming assets. On February 10, 2003, a reverse stock split of the Company's Common Stock was effected. The reverse split was on a one hundred shares for one share basis. Since August 22,2002 through November 2004 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity.
Item 3. BASIS OF PRESENTATION
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred a loss from operations since inception. At June 30, 2005 and December 31,2004, the Company has a working capital deficiency of approximately $ 2,015,114 and $2,005,114, respectively, and a stockholders' deficiency of approximately $ 2,006,078 and $2,003,940 respectively.
                                                                  F-7
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
In view of the matters described in the previous paragraph, recover ability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, are dependent upon the Company's ability to meet its financing requirements on a continuous basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recover ability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.
3(a)(i) In August 2002 the company concluded an agreement whereby it sold its interest in Online Sports Book.com ("Online") including the equipment the domain name and any goodwill associated with the business. The purchase price was satisfied by the purchaser assuming all liabilities of the Online Sports Book.com and a royalty agreement whereby Online shall pay to the seller 10% of the gross profit for 12 months following the date of closing. To December 31, 2002 the company has earned $84,750 in royalties. The company is no longer engaged in interest gaming activities.
(ii) In October 2002 Total Entertainment Canada Ltd. purchased 100% of the business rights, domain names, trade marks and formulas ("the assets") owned by Rock Candy Cosmetics Inc. The purchase price of $678,000 was satisfied by issuance of 4,520,000 common shares of the company. Since Rock Candy is a privately held company the fair value of the assets is not readily determinable. As a result, the assets were recovered at a nominal value. The Company issued 2,454,742 common shares of the company, to directors and officers. The shares issued for the cancellation of directors options( dated February 18, 1998) and severance payments to terminated employees.
(b) Obtain advances from affiliated companies, officers or other sources, as necessary, to fund operating expenses. (c) Defer officers' salaries until such time the Board of Directors determines it is appropriate to commence payment.
Item 4. ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
(a) PRINCIPLES OF CONSOLIDATION
These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
                                                                  F-8
[GRAPHIC OMITTED]

TOTAL LUXURY GRUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
(b) FIXED ASSETS
Computers and furniture and fixtures are stated at cost and are depreciated over their estimated useful lives of three to five years. (c) FOREIGN CURRENCY TRANSLATION The assets and liabilities of the Company's foreign operations are translated at the exchange rates prevailing at year-end and income and expenses are translated at the average exchange rate for the year. Balance sheet gains and losses arising from translation are immaterial. Translation gains or losses, for the periods presented, have been included in the results of operations and are not material.
(d) EARNINGS (LOSS) PER SHARE
Basic loss per share for the year ended June 30,2005 and December 31, 2004 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The denominator for the basic and diluted earnings per share calculation for the year ended June 30, 2005 is 7,603,826. The denominator for the basic and diluted earnings per share calculation for the year ended December 31, 2004 is 7,603,826.
(e) INCOME TAXES
Total Entertainment is responsible for filling a United States Federal income tax return, while Intercapital Canada is responsible for filing a Canadian tax return. Intercapital Global is not required to file a United States corporate income tax return because it is a foreign corporation and has no U.S. source income or U.S. operations. Intercapital Global is not required to file an Antiguan tax return since it is an International Business Corporation not subject to taxation.
Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, require the liability approach to accounting for deferred income taxes for financial reporting purposes. Under the provisions of SFAS No. 109, deferred tax assets and liabilities are determined based on tax rates expected to be in effect when the taxes are actually paid or refunds received.
                                                                  F-9
[GRAPHIC OMITTED]

TOTAL ENTERTAINMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30,2005
(f) CONCENTRATION OF CREDIT OR MARKET RISK
Statement of Financial Accounting Standards No. 105 (SFAS No. 105) requires the disclosure of significant concentration of credit or market risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company and its subsidiaries to concentrations of risk, consist principally of cash (g) USE OF ESTIMATES In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. (h) VALUATION OF LONG-LIVED ASSETS The company has adopted Statement of Financial Accounting No. 121 (SFAS No.121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The statement requires that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and value long-lived assets to be disposed of. The carrying values of the long-lived assets are reviewed if the facts and circumstances suggest that such assets may be permanently impaired. If the expected future undiscounted cash flows derived from such assets are less than the carrying value, such value would be reduced to its fair value. (i) RESEARCH AND DEVELOPMENT EXPENSES Costs associated with research and development, principally relating to website development and e-commerce development are expensed as incurred. Such costs also include expenditures for developing of certain software gaming products. (j) ADVERTISING EXPENSES Costs associated with advertising are expensed as incurred and amounted to $0.00 and $0.00 for the years ended December 31, 2004 and 2003. respectively.
                                                                 F-10
[GRAPHIC OMITTED]

TOTOTA LUXURY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30,2005
(k) SEGMENT AND RELATED INFORMATION

The Company operated as one active segment, Internet-based gaming, and follows the requirements of SFAS No. 131, Disclosures About

Segments of an Enterprise and Related Information.
(l) CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
(m) REVENUE RECOGNITION
Gaming revenues are recognized when the sporting event or game of chance has been completed. Credit card deposits held by the Company for individual customers are recorded as customer account deposits until earned by the Company or returned to the customer. Gaming revenues are presented on a net basis (i.e., net of customer winnings) (Note 3 (a) (i)).
(n) FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash and cash equivalents are assumed to be at fair value because of the liquidity of the instruments. Accounts and notes receivable and accounts payable are assumed to be at fair value because of the short term nature of the instruments.
(o) RECENT ACCOUNTING PRONOUNCEMENTS
In January 2000, the Emerging issues Task Force (EITF) reached a consensus on Issue No. 99-17, Accounting for Barter Transactions, to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and that the fair value recognized is disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. The Company purchased advertising from barter transactions in 2001. The Company records advertising expense with a corresponding credit to customer account balance as advertising is incurred.
                                                                 F-11
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30,2005
On July 20, 2002, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets (the "Statements"). SFAS 141 is effective for all business combinations completed after June 30, 2002. SFAS 142 is effective for fiscal years beginning after December 15, 2002; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2002 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:
o all business combinations initiated after June 30, 2002 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2002. o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2002, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
o effective January 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.
In August 2002, the FASB issued statement of Financial Accounting Standards No. 144 ("SFAS No. 144") "Accounting for the Impairment of Disposal of Long-lived Assets". This statement is effective for fiscal years beginning after December 15, 2002. This supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," while retaining many of the requirements of such statement.
(p) RECLASSIFICATIONS

(q) DEFERRED LICENSING FEES
Up front costs incurred to obtain software licenses are amortized over the term of the license agreement. As of December 31, 2002 all deferred licensing fees were written off due to uncertainty as to realization (through relicensing, refund or other) of the asset.
                                                                 F-12
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30,2005
Item 5. CAPITAL STOCK AND STOCK OPTIONS
(a) COMMON STOCK TRANSACTIONS
(i) During 2000, the Company issued 370,000 shares of common stock to Online Gaming System Ltd. pursuant to the OGS Agreement. Upon cancellation of the OGS Agreement effective December 31, 2000, the shares were returned by Online Gaming System Ltd. to the Company. (ii) During 2000, the Company issued 500,000 shares to an individual in exchange for investor relations services. This agreement was rescinded, and the shares returned to the Company prior to the commencement of any investor relations activities by the individual. (iii) In October 2002 Total Entertainment Canada Ltd. purchased 100% of the business rights domain names, trade marks and formulas ("the assets") owned by Rock Candy Cosmetics Inc.
The purchase price of $678,000 was satisfied by issuance of 4,520,000common shares of the company. Since Rock Candy is a privately held company the fair value of the assets is readily determinable. As a result, the assets were recoverable at a normal value. In 2003, The Company issued 2,454,742 common shares of the company, to directors and officers. The shares issued for the cancellation of directors options and severance payments to terminated employees.
(b) STOCK OPTIONS
The company does not have a formal stock option plan; however, the Company has issued stock options under letter agreements to certain individuals. The options granted had an exercise price at least equal to the fair value of the Company's stock, and expire after eight years. The options granted vest immediately.
As permitted by SFAS No 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25.), Accounting for Stock Issued to Employees, method of determining compensation cost. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for options issued to employees or Directors.
                                                                 F-13
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30,2005
The Company had no options granted, exercised or forfeited during the years ended June 30,2005 and December 31, 2004. The following table summarizes information about the shares outstanding and exercisable for options, including the option held by Intercapital Asset Management Limited at June 30, 2005.
                                         Weighted-average
   Remaining              Number         contractual life        Number
exercise prices        outstanding           in years          exercisable
----------------       -----------       ----------------      -----------
        $.1875          66,500,000                    5.1       66,500,000
           .15           2,750,000                   5.75        2,750,000
----------------       -----------       -----------------     -----------
                        69,250,000                              69,250,000
                       ===========                             ===========

Item 6. COMMITMENTS AND CONTINGENCIES
(a) OPERATING LEASES
The Company signed a lease for office premises in June 1999 for a period of five years ending July 31, 2004 for a minimum annual rent of $22,000 plus operating costs. This lease has since been terminated. Additionally, the Company was committed under three operating leases for automobiles expiring on various dates in 2004. These leases have since been terminated.
[GRAPHIC OMITTED]
Rent expense for the years ended June 30, 2005 and December 31, 2004 was approximately $ 0.00 and $ 0.00, respectively. The Company received rent free office space at Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the period ended June 30 2005.
(b) CAPITAL LEASE OBLIGATION
The Company leased certain equipment under various capital leases which expired in 2002.
LITIGATION
We are not a party to any pending legal proceedings, our property is not the subject ot a pending legal proceeding, and to the knowledge of our management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us.
                                                                 F-14
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30,2005
Item 7. RELATED PARTY TRANSACTIONS
(a) DEFERRED COMPENSATION
Sandy Masselli together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company and approved by the Company's Board of Directors.
(b) DUE TO DIRECTORS AND STOCKHOLDERS
From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during June 30,2005 and December 31,2004 periods.Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.
(c) HISTORY OF COMPANY
Mr. Sandy Masselli had effective control of Mint Energy and affiliates and Intercapital Global. Mr. Sandy Masselli has effective control of Intercapital Asset Management Limited. Kit Farms was incorporated on April 22, 1993 and was engaged in the pet food business until 1995, when the remaining assets and liabilities were liquidated. From that date to January 28, 1998, Kit Farms was an inactive public company trading on the NASDAQ over-the-counter bulletin board market (bulletin boards).
From 1996 through 1998, Mint Energy and its subsidiaries had spent several years exploring the possibilities of and developing software for a gaming and wagering operation accessible through the Internet. These entities had no revenues or employees during this period. Funds
                                                                 F-15
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30,2005
used by Mint Energy and subsidiaries to conduct these activities and develop the business were received as advances which are reflected as capital contributions from Sandy J. Masselli, Jr., Chairman of the Board (Mr. Masselli) and other shareholders of Mint Energy. At the time of the merger, the shareholders of Mint and Intercapital Global were identical (the Beneficial Owners). On January 28, 1998 and as amended, Kit Farms Inc. (Kit Farms) merged with Mint Energy including its subsidiaries, and the Beneficial Owners of Intercapital Global contributed their shares of Intercapital Global to Kit Farms. At the time of the Kit Farms merger, it had been purported that 7.37 million shares of Kit Farms were outstanding. Subsequent to the merger, the Company was informed that there may be additional shares outstanding, which were subsequently cancelled by the Company. This matter is currently under arbitration (see Note D-4). Notwithstanding the arbitration issue, the existing stockholders of Kit Farms were to continue to hold the 7.37 million shares of the common stock to the merged entity. Intercapital Global, in its role as agent the Beneficial Owners, received 104.8 million shares common stock of Kit Farms, with an aggregate value of approximately $2 million pursuant to the merger of Mint Energy into Kit Farms, and the contribution, by the Beneficial Owners, of their shares of Intercapital Global. The aggregate value was determined through negotiations among the Boards of Directors of Kit Farms and Mint Energy, in the absence of reliable quoted market prices on the bulletin boards.
In February 1998, the Beneficial Owners voluntarily returned to treasury 57 million shares. The shares were subsequently cancelled by the Company. On February 3, 1998, the Company granted an option (the Global Option), to replace the returned shares, to acquire 57 million shares at $1.875 per share, exercisable at any time through February 3, 2006, to Intercapital Global in its role as agent for the Beneficial Owners. Intercapital Global subsequently transferred the option to Intercapital Asset Management Limited, an investment management company controlled by Mr. Masselli, which had the same Beneficial Owners as Mint Energy and Intercapital Global.
Intercapital Global, in its role as agent for the Beneficial Owners, subsequently distributed 47.8 million shares of common stock it received to its Beneficial Owners, which together with the Global Option were consideration for the merger. In June 1998, the Company issued an additional 537,000 shares to the former principal shareholders and directors of Kit Farms to facilitate the merger. The acquisition resulted in the owners and management of Mint Energy having effective control of the combined entity.
Kit Farms changed its name to Total Entertainment Inc. on February 19, 1998. Under accounting principles generally accepted in the United States of America, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Mint Energy for the net monetary assets of Kit Farms, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a
                                                                 F-16
[GRAPHIC OMITTED]

TOTAL LUXURY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30,2005
reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the legal acquire (Kit Farms) are those of the accounting acquirer (Mint Energy). Earnings per share (EPS) are calculated to reflect the Company's change in capital structure for all periods presented. Intercapital Global was organized in 1993 by Mr. Masselli, as an offshore private investment fund, which from time to time conducted certain investment activities not related to the online gaming business for the benefit of the Beneficial Owners. At the time, Mr. Masselli had voting and investment control over all of Intercapital Global's assets and control over all outstanding shares of capital stock issued by Intercapital Global. Intercapital Global later became a wholly-owned subsidiary of the Company when its Beneficial Owners contributed their shares to Kit Farms as part of the merger. At the time of the transfer of ownership, Intercapital Global held no assets or liabilities other than the gaming license.
Item 8. INCOME TAXES
The Company could have net operation losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the periods ended June 30,2005 andDecember 31, 2004.
Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carry forwards that could become available under Section 382 of the Internal Revenue Code.
Item 9. SUPPLEMENTARY CASH FLOW INFORMATION
(a) NON-CASH TRANSACTION
In 2003 the Company issued Common Stock, with a fair value of $678,000, for the business rights, domain names, trademarks and formulas owned by Rock Candy Cosmetics Inc. (b) INTEREST AND TAXES PAID.
During 2005 the Company paid approximately $0.00 of taxes and $ 0.00 of interest. During 2004 the Company paid approximately $0 of taxes and $0.00 of interest.
                                                                 F-17
[GRAPHIC OMITTED]



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

Robert D. Bonnell has served as a Director of the Company since September 30, 1998 and President since January 26, 2005 He has over 25 years experience in the marketing and public relations industries. From 1992 to the present, Mr. Bonnell has served as Chairman and Chief Executive Officer of Skiff Lake Holdings
Limited, a private holding company with positions in real estate, investments and trusts. During this period, he also served as Chairman of Communicer, an international company specializing in corporate communications and advice in connection with mergers and acquisitions. Previously, Mr. Bonnell worked as Managing Director and in other senior positions for Public & Industrial
Relations, Canada's largest public relations firm. In addition, Mr. Bonnell has in the past served as a director of several other companies, including Windsor
Investments S.A. in Luxemburg, Tudor Deutche International and Windsor Energy
Corporation in Tulsa, Oklahoma (which position he currently holds). He holds a Bachelor of Arts (Honors) degree in Political Science and Economics from Ricker
College, University of New Brunswick.
Richard B. Davis has served as a Director of the Company since September 30, 1998. He is a Certified Public Accountant licensed to practice in New York and New Jersey. From 1976 to the present, Mr. Davis has been engaged in the private practice of accounting, providing services to many companies and individuals.
Prior to that time, Mr. Davis spent many years working in the tax and other departments at several major accounting firms, including Peat Marwick, Mitchell
& Co. and Touche Ross & Co. Mr. Davis is a member of the American Institute of
Certified Public Accountants, the New York State Society of Certified Public
Accountants and the New Jersey Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree from City College of New York.
INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
The Company is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, promoter or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.
[GRAPHIC OMITTED]
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the aggregate compensation paid to the Company's Chief Executive Officer. There were no other executive officers of the Company who earned in excess of $100,000 for the perod ended June 30, 2005:

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                  Compensation
                                          Annual Compensation                      Securities
Name and                                  -------------------    Other Annual      Underlying
Principal Position(s)             Year    Salary ($)    Bonus    Compensation    Options/SARs (#)
- ---------------------------     ----    ----------    -----    ------------    ----------------
Sandy J. Masselli, Jr.(1)         2004    100,000(2)      0            0               0
Chairman of the Board             2005    100,000(2)      0            0               0
and Chief Executive Officer

1. Sandy Masselli, Jr. became Chief Executive Officer of the Company as of January 23, 1998 as part of the Merger. 2. See Deferred Compensation Arrangements below.
STOCK OPTIONS
No stock options were granted or exercised during 2004 to or by any of the Company's named executive officers. LONG-TERM INCENTIVE PLANS The Company made no awards to the named executive officers under any long-term incentive plan in 2004.
COMPENSATION OF DIRECTORS
Directors of the Company do not receive any stated salary or other compensation for their services as directors or members of committees of the Board of Directors, but by resolution of the board, a fixed fee and expenses of attendance may be allowed for attendance at each meeting. Directors of the Company may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.
DEFERRED COMPENSATION ARRANGEMENTS
Sandy Masselli, together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company and approved by the Company's Board of Directors.
[GRAPHIC OMITTED]

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
as a group (first 4 persons)

1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
2. With respect to option holders, the calculation of percentage ownership assumes the exercise of the relevant option or options beneficially owned by the holder but not by other option holders. 3. This amount consists of (i) 10,000,000 shares of Common Stock held, directly or indirectly, by Sandy Masselli's family and relatives, with respect to which Mr. Masselli is in a position to exercise voting and investment power, (ii) 3,000,000 common stock options issued to Mr. Masselli, (iii) 2,500,000 common stock options issued to Mr. Masselli's brother, Joseph H. Masselli, with respect to which Mr. Masselli is in a position to exercise voting and investment power, and (iv) 57,000,000 common stock options (the Global Options) held by Intercapital Asset Management Limited, a Bahamian corporation (ICAM) as transferee from Intercapital Global, with respect to which Mr. Masselli is in a position to exercise voting and investment power. All of the 62,500,000 common stock options referred to in clauses (ii), (iii), and (iv) above are exercisable at any time at $0.1875 per share and expire on February 3, 2006. ICAM is also listed in the table as an additional beneficial owner of the Global Options. 4. 2,000,000 of this amount consists of common stock options issued to Mr. Bonnell. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006. Of the remaining 350,000 shares beneficially owned by Mr. Bonnell, 170,000 are held directly and 180,000 are held through a family holding company of which Mr. Bonnell is the Chairman and CEO. 5. This amount consists of 750,000 common stock options issued to Mr. John Masselli. The options are exercisable at any time at $0.1875 per share and expire on February 3, 2006.
6. This amount consists of 250,000 common stock options issued to Mr. Davis. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006. 7. This amount consists of the 57,000,000 Global Options issued to Intercapital Global as an agent for the beneficial owners of Mint and Intercapital Global. The Global Options were subsequently transferred by Intercapital Global to ICAM. The Global Options are exercisable at any time at $0.1875 per share and expire on February 3, 2006. Sandy J. Masselli, Jr. is also listed in the table as an additional beneficial owner of the Global Options. [GRAPHIC OMITTED]

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
FORMATION OF THE COMPANY
The Company was incorporated on April 22, 1993 in the State of Indiana under the name Kit Farms Inc. (Kit). From 1993 until 1995, Kit engaged in the business of pet food manufacturing and processing. From 1995 until January 1998, Kit was inactive. On January 28, 1998, Mint Energy Corporation, a Delaware corporation
(Mint), merged with and into Kit, with Kit being the surviving corporation (the Merger). Concurrently, Intercapital Global was contributed to Kit by its shareholders, and became a wholly-owned subsidiary of Kit. Mint and Intercapital Global had the same beneficial owners (the beneficial owners) at the date of the Merger. After the Merger, Kit changed its name to the present name of the Company and in September 1998, the Company commenced its present Internet casino business.
The Merger was effected pursuant to the terms of a Merger Agreement dated November 17, 1997 entered into between Mint and Kit, as amended by the First Amendment thereto dated January 15, 1998, and as further amended by certain oral agreements in February 1998 (as amended, the Merger Agreement). Pursuant to the Merger Agreement, the shareholders of Mint and Intercapital Global received approximately 104.8 million shares of Common Stock (the Merger Shares) with a negotiated value of $2 million in consideration for entering into the Merger. Through the Merger, the shareholders and management of Mint acquired control over the Company as the surviving entity.
Prior to the Merger, Mint owned certain Internet casino hardware and software through its two wholly-owned subsidiaries, Online Software, Inc., a Delaware corporation (OSI), and Online Casinos, Inc. a Delaware corporation (OCI), and Intercapital Global owned a gaming license issued by the government of Honduras. From 1996 through the date of the Merger, the beneficial owners of these entities advanced approximately $2 million which are reflected as capital contributions to such entities to fund expenditures relating to research and development of the online gaming business and software. As a result of the Merger, OSI and OCI became wholly-owned subsidiaries of the Company and were later merged with and into the Company with the Company surviving. Intercapital Global was organized in October 1993 as an offshore private corporation.
Other
From time to time, certain officers and directors of the Company have directly paid certain Company expenses. Such transactions have been recorded in the Company's books as due to officers, and do not bear interest. There are no scheduled terms of repayment of such amounts.
From 1996 to 1998, Mint and its subsidiaries (predecessor of the Company) had expenses, principally for computer programming services, that included approximately $65,000 paid to entities controlled by certain officers of the Company. During this period, Mint also received advances which are reflected as capital contributions in the amount of approximately $2,000,000 from the beneficial owners.
ITEM 14. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION
The Company's Common Stock is currently traded on the OTC bulletin board market maintained by Nasdaq under the symbol TlEI.ob. The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for the periods indicated (as reported by Nasdaq). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:
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

[GRAPHIC OMITTED]

SECURITY HOLDERS AND DIVIDENDS
As of June 30, 2005 there were approximately 146 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.
ITEM 15. EXHIBITS INDEX
The exhibits designated with an asterisk (*) have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.
3.1      Certificate of Incorporation and amendments*
3.2      Bylaws*
10.1     Merger  Agreement  dated  November  17, 1997  entered into between Mint
         Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*
10.2 License Agreements dated April 9, 1999 and June 23, 1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*
10.3 Amended and Restated Purchase Agreement dated May 5, 1999 between Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*
  10.4 Agreement dated August 18, 1998 between Intercapital Global Fund, Ltd.
                  and MPACT Immedia Transaction Services Ltd.*
10.5 Equipment Lease Agreement dated August 18, 1999 between Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.) and Dell Financial Services Canada Limited*
10.6 Lease Agreement dated June 22, 1999 between Marine Properties Ltd., as Landlord, and Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.), as Tenant*
10.7 Lease Agreement dated July 30, 1999 between Devonshire House, Ltd., as Landlord, and Intercapital Global Fund, Ltd., as Tenant*
10.8     Revolving  Credit Note dated May 5, 1999 payable to  Summerhill  Gaming
         Limited*
10.9 Marketing and License Agreement dated January 14, 2000 between Intercapital Global and Online Gaming Systems, Ltd.*
10.10 Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment International, S.A.*
10.11 Purchase Agreement dated March 1, 2000 between Intecapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement*
10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion*

[GRAPHIC OMITTED]

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

Dated August 15, 2005
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE                           TITLE                            DATE
---------                           -----                            ----

/s/ ROBERT D. BONNELL              President                      August 15,2005
---------------------------

/s/ RICHARD B. DAVIS               Director  and
August 15,2005
---------------------------        Chief  Financial Officer

/s/ SAMUAL G.S. HUGES              Director                       August 15,2005
---------------------------

[GRAPHIC OMITTED]