Form 10KSB/A
period 2004-12-31
TOTAL LUXURY GROUP INC
filed 2005-09-01
CIK 1098301

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

Balance Sheets as of December 31, 2004 and 2003                              F-3

Statements of Operations for the Year ended December 31, 2004 and 2003       F-4

Statement of Changes in Shareholders' Equity for the Year ended
December 31, 2004 and 2003                                                   F-5

Statement of Cash Flows for the Year ended December 31, 2004 and 2003        F-6

Notes to Financial Statements                                                F-7

                                AUDITOR'S REPORT


Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders of
Total Luxury Group Inc.


We have audited the balance sheet of Total Luxury Group Inc. as at December 31, 2004 and the related statements of operations and changes in stockholders' deficiency and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Total Luxury Group Inc. as at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As outlined in note 2 to the financial statements, the company has reported a net liability position and has accumulated operating losses since inception. This raises substantial doubt of its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at December 31, 2003 and for the year then ended, were audited by other auditors who expressed an opinion without reservation on the statements in their report dated April 1, 2004.


Montreal, Quebec, Canada
September 1, 2005



Schwartz Levitsky Feldman, LLP
Chartered Accountants

Total Luxury Group, Inc.

Balance Sheets
As At December 31, 2004 and 2003

(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                         2004           2003
                                                     -----------    -----------
ASSETS


Current
    Cash                                             $      --      $        71
    Accounts receivable                                     --             --
                                                     -----------    -----------
                                                            --               71
Total current assets

Property, and equipment
    Computer equipment                                   314,744        314,744
    Furniture and fixtures                                48,845         48,845
                                                     -----------    -----------


Less accumulated depreciation                           (352,415)      (348,140)
                                                     -----------    -----------

                                                          11,174         15,449
                                                     -----------    -----------
                                                     $    11,174    $    15,520
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current
Accounts payable and accrued liabilities             $    46,000    $   155,964
Deferred compensation                                  1,325,450      1,325,450
Due to directors and stockholders                        643,664        521,771
                                                     -----------    -----------
Total current liabilities                              2,015,114      2,003,185
                                                     -----------    -----------

Stockholders' Equity
Common stock, $0.001 par value; authorized,
200,000,000 shares; issued and outstanding,
7,603,826 shares at December 31,2004 and 2003             58,388         58,388
Additional paid-in capital                             2,684,695      2,684,695
Accumulated deficit                                   (4,747,023)    (4,730,748)
                                                     -----------    -----------
Total stockholders' deficit                           (2,003,940)    (1,987,665)
                                                     -----------    -----------
Total liabilities and stockholders' deficiency       $    11,174    $    15,520
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.


TOTAL LUXURY GROUP INC.
Statements Of Operations
For the Year Ended December 31, 2004 and 2003

(Amounts expressed in United States Dollars)


                                                           2004           2003
                                                       -----------    -----------
Revenues

Gaming revenues (note 3(a) (i))                        $      --      $      --

Less: Charge backs                                            --             --

      Complimentary and bonus                                 --             --

Gaming revenues, net                                          --             --

Royalty fees (note 3(a))                                      --             --
                                                       -----------    -----------
Total revenue                                                 --             --
                                                       -----------    -----------

Operating expenses

Cost of operations                                            --             --

Selling, general and administrative                         12,000        202,539

Depreciation and amortization                                4,275         13,329
                                                       -----------    -----------

Loss from operations                                       (16,275)      (215,868)
                                                       -----------    -----------

Income (loss) before provision for income taxes            (16,275)      (215,868)

Provision for income taxes                                    --             --
                                                       -----------    -----------

Net income (loss)                                      $   (16,275)   $  (215,868)
                                                       ===========    ===========

Net earnings (loss) per common share                   $     (0.00)   $     (0.00)
                                                       ===========    ===========

Weighted average number of common shares outstanding     7,603,826      7,603,826
                                                       ===========    ===========


The accompanying notes are an integral part of these financial statements.


TOTAL LUXURY GROUP INC.
Statement Of Changes In Stockholders' Deficiency
For the Year Ended December 31, 2004
(Amounts expressed in United States Dollars)

                                      Class A Common Stock
                                   -----------------------------
                                                                    Additional                         Total
                                                                      Paid-Up       Accumulated     Shareholders'
                                       Shares          Amount         Capital         deficit        Deficiency
                                   -------------   -------------   -------------   -------------    -------------
Balance, December 31, 1999            57,388,443   $      57,388   $   2,460,695   $  (3,298,293)   $    (780,210)

Net income for the year ended
December 31, 2000;                          --              --              --            26,264           26,264

Capital stock issued to
Northstar Advertising Inc.                  --         1,000,000           1,000         224,000          225,000
                                   -------------   -------------   -------------   -------------    -------------

Balance December 31, 2000             58,388,443          58,388       2,684,695      (3,272,029)        (528,946)
Net loss for the year ended
December 31, 2001                           --              --              --        (1,101,348)      (1,101,348)
                                   -------------   -------------   -------------   -------------    -------------

Balance, December 31, 2001            58,388,443          58,388       2,684,695      (1,630,294)

Net loss for the year ended
December 31, 2002                           --              --              --          (141,503)        (141,503)
Capital stock issued in
exchange for Rock Candy
assets (Note 3(a) (ii))                4,520,000            --              --              --               --
                                   -------------   -------------   -------------   -------------    -------------

Balance, December 31, 2002            62,908,443          58,388       2,684,695      (1,771,797)
Feb 13,2003 Stock split
100:1 on 62,908,443 reducing to
                                                                                         629,084          629,084
Net loss for the year ended
December 31, 2003                           --              --              --          (215,868)        (215,868)
Capital stock issued in exchange
for Rock Candy assets (Note 3(a)
(ii)) and                              4,520,000            --              --              --               --
Capital stock issued in exchange
for Directors fees, Surrendered
Options and Employee severance
payments                               2,454,742            --              --              --               --
                                   -------------   -------------   -------------   -------------    -------------

Balance, December 31, 2003             7,603,826          58,388       2,684,695      (4,730,748)      (1,987,665)

Net loss for the year ended
December 31, 2004                           --              --              --           (16,275)         (16,275)
                                   -------------   -------------   -------------   -------------    -------------

Balance, December 31, 2004             7,603,826   $      58,388   $   2,684,695   $  (4,747,023)   $  (2,003,940)
                                   =============   =============   =============   =============    =============


The accompanying notes are an integral part of these financial statements.


TOTAL LUXURY GROUP INC.
Statements Of Cash Flows
For the Year Ending December 31, 2004 and 2003
(Amounts expressed in United States Dollars)



                                                               2004         2003
                                                            ---------    ---------
Investing activities
Net earnings (loss)                                         $ (16,275)   $(215,868)
Adjustments to reconcile net earnings to net cash used in
operating activities:
Depletion, amortization and site restoration                    4,275       13,329

(Gain) Loss on disposal of assets                                --        142,501

Increase (decrease) in cash from changes in operating assets and liabilities:

     Accounts receivable                                         --           --

      Accounts payable and accrued liabilities               (109,964)      (7,294)
                                                            ---------    ---------

Net cash flows provided by (used in) operating activities    (121,964)     (67,332)
                                                            ---------    ---------

Financing activities

Advances from directors and stockholders                      121,893       67,210
                                                            ---------    ---------

                                                              121,893       67,210
                                                            ---------    ---------

Net increase (decrease) in cash                                   (71)        (122)

Cash, beginning of the year                                        71          193
                                                            ---------    ---------
Cash, end of the year                                       $    --      $      71
                                                            =========    =========


Supplemental disclosure of cash flow information:
Interest paid                                               $    --      $    --
                                                            =========    =========

Income tax paid                                             $    --      $    --
                                                            =========    =========


The accompanying notes are an integral part of these financial statements.

TOTAL LUXURY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion includes the business of the Company, since August 22,2002 through November 19, 2004 e Company had no business activities other than administrative costs necessary, for researching an acquisition candidate or business plan and for remaining a publicly reporting entity. In November 2004 the Company obtained a distribution agreement with MCM, AG. .On March 17, 2004, the Company entered in an asset purchase agreement with Beth Bender, Inc. a development stage enterprise. After further due diligence, Total Luxury Group, Inc. and Beth Bender, Inc mutually agreed to terminate the asset purchase agreement. Where relevant, all numbers retroactively take into account the operations of the Company.


         Note 1- Summary of Significant Accounting Policies

This summary of significant accounting policies of Total Luxury Group Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Operations

The Company presently has no ongoing operations

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Depreciation

Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method from two to five years.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Fully diluted earnings per share are not presented because they are anti-dilutive.

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents, accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.


Income taxes

The Company is responsible for filing a United States Federal income tax return, while Intercap Canada is responsible for filing a Canadian tax return. Intercapital Global is not required to file a United States corporate income tax return because it is a foreign corporation and has no U.S. source income or U.S. operations. Intercapital Global is not required to file an Antiguan tax return since it is an International Business Corporation not subject to taxation.

Other
The company has selected December 31 as its year-end.

The Company paid no dividends in 2004 or 2003.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.


Note 2 - Basis of Presentation and going concern

Generally accepted accounting principles in the United States of America contemplates the continuation of the Company as a going concern. However, the Company has reported a net liability position and has accumulated operation losses since its inception, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provide the opportunity for the Company to continue as a going concern.


Note 3 - Business activities

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


Note 4. Capital stock and stock options

(a) Common Stock Transactions
(i) During 2000, the Company issued 370,000 shares of common stock to Online Gaming System Ltd. pursuant to the OGS Agreement. Upon cancellation of the OGS Agreement effective December 31, 2000, the shares were returned by Online Gaming System Ltd. to the Company.
(ii) During 2000, the Company issued 500,000 shares to an individual in exchange for investor relations services. This agreement was rescinded, and the shares returned to the Company prior to the commencement of any investor relations activities by the individual.
(iii) In October 2002 Total Entertainment Canada Ltd. purchased 100% of the business rights domain names, trade marks and formulas ("the assets") owned by Rock Candy Cosmetics Inc. The purchase price of $678,000 was satisfied by issuance of 4,520,000common shares of the company. Since Rock Candy is a privately held company the fair value of the assets is readily determinable. As a result, the assets were recoverable at a normal value. In 2003, The Company issued 2,454,742 common shares of the company, to directors and officers. The shares issued for the cancellation of directors options and severance payments to terminated employees.
(b) Stock Options
The company does not have a formal stock option plan; however, the Company has issued stock options under letter agreements to certain individuals. The options granted had an exercise price at least equal to the fair value of the Company's stock, and expire after eight years. The options granted vest immediately.
As permitted by SFAS No 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25.), Accounting for Stock Issued to
Employees, method of determining compensation cost. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for options issued to employees or Directors.
The Company had no options granted, exercised or forfeited during the years ended December 31, 2004 and 2003. The following table summarizes information about the shares outstanding and exercisable for options, including the option held by Intercapital Asset Management Limited at December 31, 2004.

Remaining                         Number        Weighted-Average    Number
Exercisable prices                Outstanding   contractual life    exercisable
                                                in years
                                  -----------   ----------------    ------------

   $.1875                         66,500,000         5.1            66,500,000
   .15                            2,750,000          5.75           2,750,000
                                  -----------   ----------------    ------------

                                  69,250,000                        69,250,000
                                  ===========                       ============

Note 6. Commitments and contingencies
(a) Operating Leases
The Company signed a lease for office premises in June 1999 for a period of five years ending July 31, 2004 for a minimum annual rent of $22,000 plus operating costs. This lease has since been terminated. Additionally, the Company was committed under three operating leases for automobiles expiring on various dates in 2004. These leases have since been terminated.
Rent expense for the years ended December 31, 2004 and December 31, 2003 was approximately $ 0.00 and $ 0.00, respectively. The Company received rent free office space at Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the year ended December 31 2004 and December 31,2003.

(b) Capital Lease Obligation
The Company leased certain equipment under various capital leases which expired in 2002.Equipment recorded under capital leases was $100,427. Accumulated amortization of capital leases amounted to approximately $ 98,931 at December 31, 2001. Interest on capital leases amounted to approximately $4,000 and $ 4,000 for the years ended December 31, 2001 and 2002, respectively.

Note 7.  Related party transactions
(a) Deferred Compensation
Sandy Masselli together with certain other senior officers and employees of the Company, have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and not funded. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as each person may elect by written notice to the Company and approved by the Company's Board of Directors. Such totalled approximately $880,000 at December 31, 2000 and are deferred by the Company. During the year ended December 31, 2003, $0.00 of officers salaries were paid in cash and $142,501 was deferred.(Note 6 (e))

(b) Due To Directors and Stockholders
From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2003and 2004.Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

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

Note 8. Income taxes
The Company could have net operation losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended December 31, 2004 and 2003.
Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carry forwards that could become available under Section 382 of the Internal Revenue Code.

Note 9. Supplementary cash flow information

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

                           SUMMARY COMPENSATION TABLE



                                                                                Long-Term
                                                                               Compensation
                                      Annual Compensation                       Securities
Name and                              -------------------    Other Annual       Underlying
Principal Position(s)         Year    Salary ($)    Bonus    Compensation    Options/SARs (#)
---------------------------   ----    ----------    -----    ------------    ----------------
Sandy J. Masselli, Jr.(1)     2003    1,000,000       0            0               0
Chairman of the Board         2002    100,000(2)      0            0               0
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

                                                 High      Low
                                                 ----      ---

Fiscal Year Ended December 31, 2003:
    First Quarter ........................       $0.01    $0.01
    Second Quarter .......................        0.01     0.01
    Third Quarter ........................        0.01     0.01
    Fourth Quarter .......................        0.10     0.49


                                                 High      Low
                                                 ----      ---

Fiscal Year Ended December 31, 2004:
    First Quarter ........................       $0.12    $0.39
    Second Quarter .......................        0.12     0.17
    Third Quarter ........................        0.10     0.17
    Fourth Quarter .......................        0.05     0.17


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

      3.1   Certificate of Incorporation and amendments*
      3.2   Bylaws*
      10.1 Merger Agreement dated November 17, 1997 entered into between Mint Energy Corporation and Kit Farms Inc., as amended by the First Amendment thereto dated January 15, 1998, and Plan of Merger/Exchange dated January 23, 1998*
      10.2 License Agreements dated April 9, 1999 and June 23, 1999 between Intercapital Global Fund, Ltd. and Online Gaming Systems, Ltd (f/k/a. Atlantic International Entertainment, Ltd.), and related Software Support Maintenance Agreements*
      10.3  Amended and Restated  Purchase  Agreement  dated May 5, 1999 between
            Intercapital Global Fund, Ltd. and Summerhill Gaming Limited*
      10.4  Agreement  dated August 18, 1998 between  Intercapital  Global Fund,
            Ltd. and MPACT Immedia Transaction Services Ltd.*
      10.5 Equipment Lease Agreement dated August 18, 1999 between Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.) and Dell Financial Services Canada Limited*
      10.6 Lease Agreement dated June 22, 1999 between Marine Properties Ltd., as Landlord, and Total Entertainment Canada, Ltd. (formerly Intercapital Canada Ltd.), as Tenant*
      10.7 Lease Agreement dated July 30, 1999 between Devonshire House, Ltd., as Landlord, and Intercapital Global Fund, Ltd., as Tenant*
      10.8 Revolving Credit Note dated May 5, 1999 payable to Summerhill Gaming Limited*
      10.9 Marketing and License Agreement dated January 14, 2000 between Intercapital Global and Online Gaming Systems, Ltd.*
      10.10 Information Services Provider Agreement dated February 1, 2000 between Intercapital Global and Caribbean Entertainment International, S.A.*
      10.11 Purchase Agreement dated March 1, 2000 between Intecapital Global and Netforfun.com Inc., and related Software Support Maintenance Agreement*
      10.12 Agreement with Summerhill Gaming Limited dated March 24, 2000 regarding debt to equity conversion*
      10.13 Form 8-K dated August 26,2002*
      10.14 Form 8-K dated September 10,2002*
      10.15 Form 8-K/A dated November 19,2002*
      10.16 Form 8-K dated January 27,2004*
      10.17 Form 8-K dated April 2,2004*
      10.18 Form 8-K dated June 2,2004*
      10.19 Form 8-K dated June 8,2004*
      10.20 Form 8-K dated January 27,2005*
      31.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Certification of Richard B. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2 Certification of Richard B. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated September 1, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                DATE
----------                       -----                                ----

 /s/ ROBERT D. BONNELL           President                      September 1,2005
---------------------------

 /s/ RICHARD B. DAVIS            Director and                   September 1,2005
---------------------------      Chief Financial Officer

 /s/ SAMUAL G.S. HUGES           Director                       September 1,2005
---------------------------


September 1,2005