Form 10QSB/A
period 2005-06-30
TOTAL LUXURY GROUP INC
filed 2005-09-01
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB/A
                                   (Mark One)

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


================================================================================

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

Statement of Changes in Shareholders' Equity for the period ended
June 30, 2005                                                                F-5

Statement of Cash Flows for the Year ended June 30, 2005 and 2004            F-6

Notes to Financial Statements                                                F-7


                            TOTAL LUXURY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2004 and JUNE 30, 2005

                                                       June 30,2005      December 31, 2004
Assets                                                 (unaudited)
                                                    -----------------    -----------------
Current
  Cash                                              $            --      $            --
  Accounts receivable                                            --                   --
                                                    -----------------    -----------------
                                                                 --                   --
                                                    -----------------    -----------------
Property and equipment
  Computer equipment                                          314,744              314,744
  Furniture and fixtures                                       48,845               48,845
                                                    -----------------    -----------------
                                                              363,589              363,589

Less accumulated depreciation                                (354,553)            (352,415)
                                                    -----------------    -----------------
                                                                9,036               11,174
                                                    -----------------    -----------------
                                                    $           9,036    $          11,174
                                                    =================    =================
Liabilities

Current
  Accounts payable and accrued liabilities          $          46,000    $          46,000
  Deferred compensation                                     1,325,450            1,325,450
  Due to directors and stockholders                           643,664              643,664
                                                    -----------------    -----------------
                                                    $       2,015,114            2,015,114
                                                    -----------------    -----------------
Shareholders' Equity

Stockholders' equity (deficiency):
  Common stock, $.001 par value; authorized,
  200,000,000 shares; issued and outstanding,
  58,388,443 shares at DECEMBER 31, 2004 and 2003              58,388               58,388
  Additional paid-in capital                                2,684,695            2,684,695
  Accumulated deficit                                      (4,749,161)          (4,047,023)
                                                    -----------------    -----------------

                                                           (2,006,078)          (2,003,940)
                                                    -----------------    -----------------
                                                    $           9,036    $          11,174
                                                    =================    =================

                            TOTAL LUXURY GROUP, INC.
                             STATEMENT OF OPERATIONS
               FOR THE PERIODS ENDED June, 2005 AND JUNE 30,2004

                                                        June 30,       June 30,
                                                         2005           2004
                                                      (unaudited)    (unaudited)
                                                      -----------    -----------
Revenues:
  Gaming revenues (Note 3 (a) (i))                           --      $      --
  Less: Charge backs                                         --             --
      Complimentary and bonus                                --             --

  Gaming revenues, net                                       --             --
  Royalty fees (Note3 (a))                                   --             --
                                                      -----------    -----------
                                                             --             --
                                                      -----------    -----------
Expenses:
  Cost of operations                                         --             --
  Selling, general and administrative                        --             --
  Depreciation and amortization                             2,138           --
                                                      -----------    -----------
                                                            2,138           --
                                                      -----------    -----------
Loss from operations                                       (2,138)          --
                                                      -----------    -----------

Income (loss) before provision for income taxes            (2,138)          --
                                                      -----------    -----------
  Provision for income taxes                                 --             --
NET INCOME (LOSS)                                     $    (2,138)          --
                                                      ===========    ===========
Basic and diluted income (loss) per common share      $      --      $      --
                                                      ===========    ===========


                            TOTAL LUXURY GROUP, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIODS ENDED DECEMBER 31, 2004 AND JUNE 30,2005



                                        Common stock
                                      $.001 par value            Additional                       Total
                                ----------------------------      Paid-in     Accumulated     Stockholders'
                                   Shares           Amount        Capital       deficit          equity
                                ------------    ------------   ------------   ------------    ------------
Balance, December 31, 1999        57,388,443    $     57,388   $  2,460,695   $ (3,298,293)   $   (780,210)

Net income for the year ended
December 31, 2000                       --              --             --           26,264          26,264
Capital stock issued to
Northstar Advertising Inc.              --         1,000,000          1,000        224,000         225,000
                                ------------    ------------   ------------   ------------    ------------

Balance December 31, 2000         58,388,443          58,388      2,684,695     (3,272,029)       (528,946)
Net loss for the year ended
December 31, 2001                       --              --             --       (1,101,348)     (1,101,348)
                                ------------    ------------   ------------   ------------    ------------
Balance December 31, 2001         58,388,443    $     58,388   $  2,684,695   $ (4,373,377)   $ (1,630,294)

Net loss for the year ended
December 31, 2002                       --              --             --         (141,503)       (141,503)
Capital stock issued in
exchange for Rock Candy
assets (Note 3(a) (ii))            4,520,000            --             --             --              --
                                ------------    ------------   ------------   ------------    ------------
Balance December 31, 2002         62,908,443    $     58,388   $  2,684,695   $ (4,514,880)   $ (1,771,797)

Net loss for the year ended
December 31, 2003                       --              --             --         (215,868)       (215,868)
Capital stock issued in
exchange for Rock Candy
assets (Note 3(a) (ii))            4,520,000            --             --             --              --
and Capital stock issued in
exchange for Directors fees,
Surrendered Options and
Employee severance
payments
(Note 3(a) (iii))                  2,454,742            --             --             --              --
                                ------------    ------------   ------------   ------------    ------------
Balance December 31, 2003          7,603,826    $     58,388   $  2,684,695   $ (4,730,748)   $ (1,987,665)

Net loss for the year
Ended December 31,2004                  --              --             --     $    (16,275)   $    (16,275)
                                ------------    ------------   ------------   ------------    ------------
  Balance December 31,2004         7,603,826    $     58,388   $  2,684,695   $ (4,747,023)   $ (2,003,940)

Net loss for the period
Ended June 30,2005                      --              --             --     $     (2,138)   $     (2,138)
                                ------------    ------------   ------------   ------------    ------------
  Balance June 30,2005             7,603,826    $     58,388   $  2,684,695   $ (4,749,161)   $ (2,006,078)
                                ============    ============   ============   ============    ============

                            TOTAL LUXURY GROUP, INC.
                             STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED DECEMBER 31, 2004 AND JUNE 30,2005

                                                            2005       2004
                                                          ---------    ---------
Operating:

Net income (loss)                                         $  (2,138)   $    --
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
     Depreciation and amortization                            2,138         --
     Deferred compensation                                     --           --
     Increase (decrease) in cash from changes in
     operating assets and liabilities:
      Accounts receivable                                      --           --
      Accounts payable and accrued liabilities                 --           --
                                                          ---------    ---------
                                                               --           --
                                                          ---------    ---------
Net cash provided by (used in) investing activities            --           --
                                                          ---------    ---------


Financing:

Advances from directors and stockholders                       --           --
                                                          ---------    ---------
                                                               --           --
                                                          ---------    ---------

Net (Decrease) Increase in cash                                --           --

Cash at beginning of period                                    --           --
                                                          ---------    ---------

Cash at end of period                                     $    --      $    --
                                                          =========    =========

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

                                        Weighted-average
   Remaining             Number         contractual life        Number
exercise prices       outstanding           in years          exercisable
---------------       -----------       ----------------      -----------
        $.1875         66,500,000                    5.1       66,500,000
           .15          2,750,000                   5.75        2,750,000
---------------       -----------       -----------------     -----------
                       69,250,000                              69,250,000
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

                            TOTAL LUXURY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30,2005

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

                             TOTAL LUXURY GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30,2005

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

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                                             Compensation
                                       Annual Compensation                    Securities
Name and                               -------------------   Other Annual     Underlying
Principal Position(s)          Year    Salary ($)    Bonus   Compensation   Options/SARs (#)
----------------------------   ----    ----------    -----   ------------   ----------------
Sandy J. Masselli, Jr.(1)      2004    100,000(2)      0           0              0
Chairman of the Board          2005    100,000(2)      0           0              0
and Chief Executive Officer

(1) Sandy Masselli, Jr. became Chief Executive Officer of the Company as of January 23, 1998 as part of the Merger.

(2) See Deferred Compensation Arrangements below.

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


Number of Shares of Common Stock Name and Address of Beneficial Owner Beneficially Owned(1) Percent of Class(2)

--------------------------------------- ---------------  -------------------

Sandy J. Masselli, Jr                    72,500,000(3)          59.5
Robert D. Bonnell                         2,350,000(4)           4.0
John Masselli                               750,000(5)           1.2
Richard B. Davis                            250,000(6)            .4
Intercapital Asset Management Limited    57,000,000(7)          49.8
  c/o The Royal Bank of Scotland
  Shirley & Charlotte Street
  Nassau, The Bahamas
All directors and executive officers     75,850,000             65.1
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