Form 10KSB/A
period 2004-12-31
TOTAL LUXURY GROUP INC
filed 2005-10-20
CIK 1098301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 2)

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                 [ ] 13 OR 15(D) OF THE TRANSITION REPORT UNDER
                     SECTION SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                       Commission File Number: __________


                            TOTAL LUXURY GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                35-1504940
-------------------------------------       ------------------------------------
    (State other Jurisdiction of               (I.R.S. Employer Identification
   Incorporation or Organization)                         Number)

                          501 Fifth Avenue, Suite 2001
                               New York, NY 10017
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  212-682-7888
--------------------------------------------------------------------------------
                (Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
None                                   None
------------------------------------   -----------------------------------------

------------------------------------   -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   YES [ ] NO [X]

         State issuer's revenues for its most recent fiscal year. $0. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,288,478 as of December 31, 2004.

The number of shares outstanding of Common Stock was 7,603,826 as of December 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

         Transitional Small Business Disclosure Format:  Yes  [ ]   No  [X]

                                Table of Contents

                                                                            Page

Item 1.     Description of Business............................................5
Item 2.     Description of Property............................................7
Item 3.     Legal Proceedings..................................................7
Item 4.     Submission of Matters to a vote of Security Holders................7
Item 5.     Market for Common Equity and Related Stockholder Matters...........7
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9
Item 7.     Financial Statements..............................................10
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................11
Item 8(a)   Controls and Procedures...........................................12
Item 9.     Directors and Executive Officers and Significant Members
            of Management.....................................................13
Item 10.    Executive Compensation............................................15
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management....................................................16
Item 12.    Certain Relationships and Related Party Transactions..............17
Item 13.    Exhibits..........................................................18
Item 14.    Principal Accountant Fees and Services............................18

              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

         This report on Form 10-KSB/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled "Business" and "Management's Discussion and Analysis or Plan of Operation." These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

         In some cases, you can identify forward-looking statements by terms such as "may," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect the current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The Company discusses many of these risks in this report in greater detail under the heading "Factors Affecting Future Performance." These forward-looking statements represent the estimates and assumptions only as of the date of this report, and the Company does not assume any obligation to update any of these statements.

                                     Part I

Item 1.  Description of Business

         Recent Activities

         On April 19, 2005, Total Luxury Group, Inc. (the "Company") was notified by OTCBB that it was in violation of Rule 6530 for failure to file a 10-KSB for the period ending December 31, 2004. On April 21, 2005, the Company filed the delinquent Form 10-KSB. On April 21, 2005, the Company corrected several typos in the Form 10-KSB and filed an amended 10-KSB on April 22, 2005. On April 26, 2005, the OTCBB removed the "E" from the Company symbol and from April 26, 2005 through May 20, 2005, the stock symbol was TLEI.

         On April 19, 2005, the Company was notified that it was in violation of Rule 6530 for failure to file a 10-QSB for the period ending March 31, 2005. The Company was given 30 days to remedy the breach (June 16, 2005) and filed the 10-QSB on May 20, 2005. On May 20, 2005, the Company was delisted without receiving notice.

         On June 8, 2005, Stephen Diamond, Chartered Accountant was dismissed as the independent certified public accountant for the Company. His dismissal was approved by the Company's board of directors, upon the Company learning that Mr. Diamond is not a PCAOB certified accountant. On June 8, 2005, the Company engaged Schwartz, Levitsky, Feldman, LLP as its auditors. The Company filed an 8-K to this effect on June 8, 2005. The Company received comments to the Form 8-K from the SEC dated June 15, 2005, to which the Company responded on August 5, 2005. On August 15, 2005, the Company filed its form 10-QSB for the second quarter. On September 1, 2005, the Company filed its amended form 10-QSB/A for the same period. On September 1, 2005, the Company filed its amended form 10-KSB/A for the fiscal year 2004. The Company is filing this amendment to the Form 10-KSB to respond to additional comments from the SEC.

         The Company took action with respect to its auditor immediately upon learning that he was not PCAOB certified. The Company has also cooperated fully with the SEC in order to bring the Company's filings back into compliance. Mr. Diamond never provided the Exhibit 16 letter for the 8-K/A, which resulted in a delay in responding to the SEC's comments. Do to his failure to respond, the Company is obligated to undergo additional review and audits. The Company intends to seek to be re-listed on the OTCBB, once the Company has responded to all SEC comments.

         Business-Historical

         Total Luxury Group, Inc., formerly known as Total Entertainment, Inc., formerly known as Kit Farms, Inc. (the "Company"), was incorporated in the State of Indiana on April 22, 1993. At one time, the Company had three wholly-owned subsidiaries: Intercapital Global Fund Ltd., an Antiguan company ("Intercapital Global"), Intercapital Canada Ltd., which was incorporated in the province of Quebec, Canada ("Intercapital Canada"), and Total Entertainment, an inactive Delaware corporation ("Total Entertainment"). The Company no longer has any subsidiaries.

         Kit Farms Inc. was incorporated on April 22, 1993 and was engaged in the pet food business until 1995, when its remaining assets and liabilities were liquidated. From 1995 through 1998, Kit Farms was an inactive public company trading on the NASDAQ over-the-counter bulletin board ("OTCBB").

         Mint Energy, Inc., a corporation owned and controlled by Sandy J. Masselli, Jr. ("Masselli") and its related entities (including Intercapital Global), spent several years exploring the possibility of developing software for a gaming and wagering operations accessible through the Internet. Mint Energy had no revenues to conduct these activities and therefore, the operation was funded by cash advances, reflected as capital contributions from Sandy J. Masselli, Jr., Chairman of the Board and other shareholders of Mint Energy.

         Intercapital Global, the wholly-owned subsidiary of Mint Energy, was organized in 1993 by Masselli, as an offshore private investment fund, which from time to time conducted certain investment activities not related to the online gaming business for the benefit of its holders. At the time of its formation, Masselli had voting and investment control. On January 28, 1998, Kit Farms merged with Mint Energy and its related entities, including Intercapital Global. The owners of Intercapital Global contributed their shares to Kit Farms as part of the merger consideration, and became a subsidiary of Kit Farms, later known as Total Entertainment. On February 19, 1998, Kit Farms changed its name to Total Entertainment, Inc.

         Intercapital Global, the operating company, owned several Internet websites and a gaming licenses issued by the government of Honduras and the Dominican Republic. The Company offered software-based games of chance and sports wagering facilities on a worldwide basis through the Internet located at www.theonlinecasino.com, www.theonlineesportsbook.com, www.bingoonthenet.com, as well as, other sites (collectively the "Online Casinos"). The Company launched its www.theonlinecasino.com web site on September 12, 1998. The merged Company used state-of-the-art casino gaming and sports book software under an informal license arrangement with Montana S.A. ("Montana"), a leading casino software development company. In the fourth quarter of 2000, the Company used this software on a no-cost trial basis. In 2001, the Company began making volume-based monthly royalty payments to Montana pursuant to an informal license arrangement. Intercapital Global accepted wagers via the Internet through an E-commerce credit card processing agreement with MPACT Immedia Transaction Services Ltd. ("MPACT"). During 2000, this contract was transferred by MPACT to Surefire Commerce Ltd. The Company also licensed software for the gaming and sports book operations from Online Gaming Systems (formerly known as Atlantic Entertainment International Inc. ("OGS"), an independent software developer and other vendors.

         On August 22, 2002, The Company concluded an agreement whereby it sold its interest in Online Sports Book.com ("Online") including the equipment, the domain name and any goodwill associated with the business. The purchase price was satisfied by the purchaser assuming all the liabilities of Online and a royalty agreement whereby Online would pay the Company 10% of the gross profits for 12 months following the date of closing. From August 2002 through December 31, 2002, the Company earned $84,750. The Company is no longer engaged in Internet gaming activities.

         In October 2002, Total Entertainment Canada Ltd. purchased 100% of the business rights, domain names, trademarks and formulas from Rock Candy Cosmetics, Inc., for $678,000. The $678,000 purchase price was satisfied through the issuance of 4,520,000 shares of Company's common stock, 2,454,742 of which were issued to directors and officers of Rock Candy Cosmetics, Inc., for the cancellation of directors' options and for severance payments to terminated employees.

         On August 22, 2002, the Company sold all of its remaining online gaming assets. On February 10, 2003, a reverse stock split of the Company's common stock was accomplished. The reverse split was on a 100 shares for 1 share basis. Since August 22, 2002, the Company has had no business activities other than administrative costs necessary for researching an acquisition candidate and for remaining a publicly reporting entity.

         Dependence on a Single Customer; Revenues; Backlog of Order; Government Contracts; Competitive Conditions; Registrant Sponsored Research and Development; Compliance with Environmental Laws and Regulations; Number of Persons Employed.

         Since August 22, 2002, the Company has had no business activities other than administrative costs necessary for researching an acquisition candidate and for remaining a publicly reporting entity. At December 31, 2004, the Company had no significant revenues and no customers. There are no government contracts and the competitive conditions do not apply as the Company is no longer conducting business. The Company has discontinued its development efforts. The operations of the Company are no longer believed to be, in any significant material way, subject to local, state and federal laws and in regulations governing environmental quality and pollution controls. The Company is unable to assess or predict at this time what affects additional regulation or legislation could have on its activities. As of December 31, 2004, the Company had four employees.

Item 2.  Description of Property

         The Company signed a lease for office premises in June 1999 for a period of five years ending July 31, 2004, for a minimum annual rent of $22,000 plus operating costs. This lease has since been terminated. The Company's rent expense for the years ended December 31, 2004 and December 31, 2003 was $0. The Company received office space, rent-free, at Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the years ended December 31, 2004 and December 31, 2003.

Item 3.  Legal Proceedings

         The Company is not aware of any current or pending legal action. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

Item 4.  Submission of Matters to a vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         As of December 31, 2004, there were 146 registered holders of shares of the outstanding common stock of the Company. The Company's common stock was traded on the over-the-counter bulletin board ("OTCBB") from 1998 under the symbol TIEI.ob.

         On April 19, 2005, the Company was notified by OTCBB that it was in violation of Rule 6530 for failure to file a 10-KSB for the period ending December 31, 2004. On April 21, 2005, the Company filed the delinquent Form 10-KSB. On April 21, 2005, the Company corrected several typos in the Form 10-KSB and filed an amended 10-KSB on April 22, 2005. On April 26, 2005, the OTCBB removed the "E" from the Company symbol and from April 26, 2005 through May 20, 2005, the stock symbol was TLEI.

         On April 19, 2005, the Company was notified that it was in violation of Rule 6530 for failure to file a 10-QSB for the period ending March 31, 2005. The Company was given 30 days to remedy the situation (June 16, 2005) and filed the 10-QSB on May 20, 2005. On May 20, 2005, the Company was delisted without receiving notice.

         On June 8, 2005, Stephen Diamond, Chartered Accountant was dismissed as the independent certified public accountant for the Company. His dismissal was approved by the Company's board of directors, upon the Company learning that Mr. Diamond is not a PCAOB certified accountant. On June 8, 2005, the Company engaged Schwartz, Levitsky, Feldman, LLP as its auditors. The Company filed an 8-K to this effect on June 8, 2005. The Company received comments to the Form 8-K from the SEC dated June 15, 2005, to which the Company responded on August 5, 2005. On August 15, 2005, the Company filed its form 10-QSB for the second quarter. On September 1, 2005, the Company filed its amended form 10-QSB/A for the same period. On September 1, 2005, the Company filed its amended form 10-KSB/A for the fiscal year 2004. The Company is filing this amendment to the Form 10-KSB to respond to additional comments from the SEC.

         The Company took action with respect to its auditor immediately upon learning that he was not PCAOB certified. The Company has also cooperated fully with the SEC in order to bring the Company's filings back into compliance. Mr. Diamond never provided the Exhibit 16 letter for the 8-K/A, which resulted in a delay in responding to the SEC's comments. Do to his failure to respond, the Company is obligated to undergo additional review and audits. The Company intends to seek to be re-listed on the OTCBB, once the Company has responded to all SEC comments.

         Prices shown are closing prices without adjustments, interdealer markups, commissions or discounts.

-------------------------------------------------------------------------------------------------------------
                          2003                  2003                    2003                   2003
                         First                 Second                  Third                  Fourth
                        Quarter                Quarter                Quarter                 Quarter
-------------------------------------------------------------------------------------------------------------
High Bid                 $0.01                  $0.01                  $0.01                   $0.49
-------------------------------------------------------------------------------------------------------------
Low Bid                  $0.01                  $0.01                  $0.01                   $0.10
-------------------------------------------------------------------------------------------------------------
                          2004                  2004                    2004                   2004
                         First                 Second                  Third                  Fourth
                        Quarter                Quarter                Quarter                 Quarter
-------------------------------------------------------------------------------------------------------------
High Bid                 $0.39                  $0.17                  $0.17                   $0.17
-------------------------------------------------------------------------------------------------------------
Low Bid                  $0.12                  $0.12                  $0.10                   $0.05
-------------------------------------------------------------------------------------------------------------
                          2005                  2005                    2005
                         First                 Second                  Third
                        Quarter                Quarter                Quarter
-------------------------------------------------------------------------------------------------------------
High Bid                 $0.52                $0.46                    $0.33
-------------------------------------------------------------------------------------------------------------
Low Bid                  $0.09                $0.22                    $0.16
-------------------------------------------------------------------------------------------------------------

Holders

         As of December 31, 2004, there were 146 record holders and approximately 946 beneficial owners of the Common Stock. No dividends have been paid to shareholders to date and no assurance can be made that any dividends will ever be paid to shareholders. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

Recent Sales of Unregistered Securities

         The following sets forth securities sold by the Company us in the last three years without registration under the Securities Act. Unless otherwise noted, in each case the Company sold shares of common stock or warrants to acquire common stock in private transactions to persons it believed were "accredited investors" and/or "sophisticated investors" not affiliated with the Company unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. The Company relied upon, exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case, the Company did not engage in general solicitation and advertising and the shares were purchased by investors with whom the Company, through its officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. The Company did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

         On October 31, 2002, the Company issued shares of its Common Stock with a fair value of $678,000 for the business rights, domain names, trademarks and formulas owned by Rock Candy Cosmetics, Inc.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company has no primary income source or operations at this time. Since August 22, 2002, the Company has had no business activities other than administrative costs necessary, for researching an acquisition candidate or business plan and for remaining a publicly reporting entity. In November 2004, the Company obtained a distribution agreement with MCM, AG. On March 17, 2004, the Company entered into an asset purchase agreement with Beth Bender, Inc., a development stage enterprise. After performance of due diligence, the Company and Beth Bender mutually agreed to terminate the asset purchase agreement. The Company has no off-balance-sheet arrangements.

Critical Accounting Policies and Estimates

         For information concerning accounting policies, refer to Note 1 of consolidated financial statements.

Item 7.  Financial Statements


                             TOTAL LUXURY GROUP INC.

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                       (Amounts Expressed in U.S. Dollars)

                          INDEX TO FINANCIAL STATEMENTS




                             TOTAL LUXURY GROUP INC.

                              FINANCIAL STATEMENTS

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                       (Amounts Expressed in U.S. Dollars)


                                                                        Page

     Report of Independent Registered Public Accounting Firm             F-2

     Financial Statements:

         Balance Sheets                                                  F-3

         Statements of Operations                                        F-4

         Statements of Cash Flows                                        F-5

         Statement of Changes in Stockholders' Deficiency                F-6

         Notes to Financial Statements                               F-7 to F-13

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

                                          (s) Schwartz Levitsky Feldman LLP



Montreal, Quebec, Canada
July 15, 2005                             Chartered Accountants

TOTAL LUXURY GROUP INC.
Balance Sheets
As At December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                       2004                         2003
                                                                                 --------------                --------------
ASSETS

Current
   Cash                                                                          $         --                  $         71
   Accounts receivable                                                                     --                            --
                                                                                 --------------                --------------
Total current assets                                                                       --                            71

Property, and equipment
   Computer equipment                                                                 314,744                       314,744
   Furniture and fixtures                                                              48,845                        48,845
                                                                                 --------------                --------------
                                                                                      363,589                       363,589

Less accumulated depreciation                                                        (352,415)                     (348,140)
                                                                                 --------------                --------------

                                                                                       11,174                        15,449
                                                                                 --------------                --------------
Total assets                                                                     $     11,174                  $     15,520
                                                                                 ==============                ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current

Accounts payable and accrued liabilities                                         $     46,000                  $    155,964
Deferred compensation                                                               1,325,450                     1,325,450
Due to directors and stockholders                                                     643,664                       521,771
                                                                                 --------------                --------------
Total current liabilities                                                           2,015,114                     2,003,185
                                                                                 --------------                --------------
Stockholders' Equity
Common stock, $0.001 par value; authorized,
  200,000,000 shares; issued and outstanding, 7,603,826
  shares at December 31,2004 and 2003                                                  58,388                        58,388
Additional paid-in capital                                                          2,684,695                     2,684,695
Accumulated deficit                                                                (4,747,023)                   (4,730,748)
                                                                                 --------------                --------------
Total stockholders' deficit                                                        (2,003,940)                   (1,987,665)
                                                                                 --------------                --------------
Total liabilities and stockholders' deficiency                                   $     11,174                  $     15,520
                                                                                 ==============                ==============

The accompanying notes are an integral part of these financial statements.

TOTAL LUXURY GROUP INC.
Statements Of Operations
For the Year Ended December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                      2004                           2003
                                                                                 --------------                --------------
Revenues
   Gaming revenues (note 3(a) (i))                                               $         --                  $           --
   Less: Charge backs                                                                      --                              --
         Complimentary and bonus                                                           --                              --

   Gaming revenues, net                                                                    --                              --
   Royalty fees (note 3(a))                                                                --                              --
                                                                                 --------------                --------------
Total revenue                                                                              --                              --
                                                                                 ==============                ==============

Operating expenses
   Cost of operations                                                                      --                              --
   Selling, general and administrative`                                                12,000                         202,539
   Depreciation and amortization                                                        4,275                          13,329
                                                                                 --------------                --------------
                                                                                       16,275                         215,868
                                                                                 --------------                --------------
   Loss from operations                                                               (16,275)                       (215,868)
                                                                                 --------------                --------------

Income (loss) before provision for
  income taxes                                                                        (16,275)                       (215,868)

   Provision for income taxes                                                              --                              --
                                                                                 --------------                --------------

Net income (loss)                                                                $    (16,275)                 $     (215,868)
                                                                                 --------------                --------------

Net earnings (loss) per common share                                             $      (0.00)                 $        (0.00)
                                                                                 ==============                ==============

Weighted average number of common shares outstanding                                7,603,826                       7,603,826
                                                                                 ==============                ==============

The accompanying notes are an integral part of these financial statements.

TOTAL LUXURY GROUP INC.
Statements Of Cash Flows For the Year
Ending December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                      2004                          2003
                                                                                 --------------                --------------
Investing activities

Net earnings (loss)                                                              $    (16,275)                 $   (215,868)
Adjustments to reconcile net earnings to net cash used in
  operating activities:
   Depletion, amortization and site restoration                                         4,275                        13,329
   (Gain) Loss on disposal of assets                                                       --                       142,501
   Increase (decrease) in cash from changes in operating assets and liabilities:
       Accounts receivable                                                                 --                            --
       Accounts payable and accrued liabilities                                      (109,964)                       (7,294)
                                                                                 --------------                --------------

Net cash flows provided by (used in) operating activities                            (121,964)                      (67,332)
                                                                                 --------------                --------------

Financing activities

   Advances from directors and stockholders                                           121,893                        67,210
                                                                                 --------------                --------------
                                                                                      121,893                        67,210
                                                                                 --------------                --------------

Net increase (decrease) in cash                                                           (71)                         (122)

Cash, beginning of the year                                                                71                           193
                                                                                 --------------                --------------
Cash, end of the year                                                            $         --                  $         71
                                                                                 ==============                ==============

Supplemental disclosure of cash flow information:

   Interest paid                                                                 $         --                  $         --
                                                                                 ==============                ==============

   Income tax paid                                                               $         --                  $         --
                                                                                 ==============                ==============

The accompanying notes are an integral part of these financial statements.

TOTAL LUXURY GROUP INC.
Statement Of Changes In Stockholders' Deficiency For the Year Ended
December 31, 2004
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

                                             Class A Common Stock
                                        ------------------------------
                                                                             Additional                              Total
                                                                               Paid-Up         Accumulated        Shareholders'
                                           Shares           Amount             Capital           Deficit           Deficiency
                                        --------------  --------------    ----------------  ------------------   ----------------

Balance, December 31, 1999                 57,388,443    $     57,388       $  2,460,695      $   (3,298,293)    $   (780,210)
Net income for the year ended
  December 31, 2000;                               --              --                 --              26,264           26,264
Capital stock issued to
  Northstar Advertising Inc.                       --       1,000,000              1,000             224,000          225,000
                                        --------------  --------------    ----------------  ------------------   ----------------

Balance December 31, 2000                  58,388,443          58,388          2,684,695          (3,272,029)        (528,946)
Net loss for the year ended
  December 31, 2001                                --              --                 --          (1,101,348)      (1,101,348)
                                        --------------  --------------    ----------------  ------------------   ----------------

Balance, December 31, 2001                 58,388,443          58,388          2,684,695          (4,373,377)      (1,630,294)
Net loss for the year ended
  December 31, 2002                                --              --                 --            (141,503)        (141,503)
Capital stock issued in
  exchange for Rock Candy
  assets (Note 3(a) (ii))                   4,520,000              --                 --                  --               --
                                        --------------  --------------    ----------------  ------------------   ----------------

Balance, December 31, 2002                 62,908,443          58,388          2,684,695          (4,373,377)      (1,771,797)
February 13, 2003 stock split
  100:1 on 62,908,443 shares
  reducing to 629,084                         629,084              --                 --                  --               --

Net loss for the year ended
  December 31, 2003                                --              --                 --            (215,868)        (215,868)
Capital stock issued in
  exchange for Rock Candy
  assets (Note 3(a) (ii)) and               4,520,000              --                 --                  --               --
capital stock issued in
  exchange for Directors fees,
  Surrendered Options and
  Employee severance payments               2,454,742              --                 --                  --               --
                                        --------------  --------------    ----------------  ------------------   ----------------

Balance, December 31, 2003                  7,603,826          58,388          2,684,695          (4,730,748)      (1,987,665)
Net loss for the year ended
  December 31, 2004                                --              --                 --             (16,275)         (16,275)
                                        --------------  --------------    ----------------  ------------------   ----------------

Balance, December 31, 2004                  7,603,826    $     58,388       $  2,684,695      $   (4,747,023)    $ (2,003,940)
                                        ==============  ==============    ================  ==================   ================

The accompanying notes are an integral part of these financial statements.

TOTAL LUXURY GROUP INC.
Notes to Financial Statements
December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

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

TOTAL LUXURY GROUP INC.
Notes to Financial Statements
December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

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

TOTAL LUXURY GROUP INC.
Notes to Financial Statements
December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

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

TOTAL LUXURY GROUP INC.
Notes to Financial Statements
December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

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

TOTAL LUXURY GROUP INC.
Notes to Financial Statements
December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------


Remaining                           Number      Weighted-Average      Number
exercisable prices               Outstanding    contractual life    exercisable
                                                    in years
                                 -----------    ----------------    -----------

                      $.1875      66,500,000          5.1            66,500,000
                         .15       2,750,000         5.75             2,750,000
                                 -----------    ----------------    -----------
                                  69,250,000                         69,250,000
                                 ===========                        ===========

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

Rent expense for the years ended December 31, 2004 and December 31, 2003 was approximately $0.00 and $ 0.00, respectively. The Company received rent free office space at Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the year ended December 31 2004 and December 31,2003.

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

TOTAL LUXURY GROUP INC.
Notes to Financial Statements
December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

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

TOTAL LUXURY GROUP INC.
Notes to Financial Statements
December 31, 2004 and 2003
(Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On June 8, 2005, Stephen Diamond, Chartered Accountant was dismissed as the independent certified public accountant for Total Luxury Group Inc. (the "Company"). His dismissal was approved by the Company's board of directors, upon the Company learning that Mr. Diamond is not a PCAOB certified accountant. Mr. Diamond's report on Form 10-KSB for fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004 (File No. 000-28497), contained an explanatory paragraph as to certainty regarding the Company's ability to continue as a going concern. Mr. Diamond's opinion contained an explanatory paragraph wherein he indicated that he had prepared the financial statements assuming that the Company would continue as a going concern. However, he also pointed out that as of December 31, 2003, the Company's then-current liabilities exceeded its then-current assets by $2,003,185 and the Company lost $215,868 from operations for the year ended December 31, 2003. Mr. Diamond stated that these and other issues raised substantial doubt as to the Company's ability to continue as a going concern.

         Mr. Diamond's report on Form 10-KSB for fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on July 24, 2003 (File No. 000-28497), contained an explanatory paragraph as to certainty regarding the Company's ability to continue as a going concern. Mr. Diamond indicated that he had prepared the financial statements assuming that the Company would continue as a going concern. However, he also pointed out that as of December 31, 2002, the Company's then-current liabilities exceeded its then-current assets by $1,800,575 and the Company lost $141,503 from operations for the year ended December 31, 2002. These and other issues raised substantial doubt as to the Company's ability to continue as a going concern.

         On June 8, 2005, the Company engaged Schwartz, Levitsky, Feldman, LLP as its auditors. During the term of Mr. Diamond's engagement and through June 8, 2005, there had been no disagreements with Mr. Diamond on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of Mr. Diamond, would have caused Mr. Diamond to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for the year ended December 31, 2004. In addition, there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-B.

         During the last two completed fiscal years and the interim periods (the "Reporting Period") and prior to their engagement, neither the Company nor anyone on its behalf consulted Levitsky, Feldman, LLP regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Mr. Diamond, as there were none.

         The Company provided Mr. Diamond with a copy of this disclosure in July 2005, and provided Mr. Diamond with the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of the Company's expression of its views, or the respect in which Mr. Diamond did not agree with the statements contained herein. Mr. Diamond did not respond.

Item 8(a) Controls and Procedures

         The management of the Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified by the rules and forms of the Securities Exchange Commission and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         On June 8, 2005, the Company dismissed Stephen Diamond, Chartered Accountant its former independent certified public accountant, see discussion above, due to the fact that he was not a PCAOB registered accountant.

         Management has asked its auditors to carefully review with the board of directors each financial statement filed during Mr. Diamond's tenure and have filed amended reports reflecting that review.

         Management does not expect that its disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control systems' objectives will be met. Further, the design of a control system must reflect the fact that there are resources constraints, and the level of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company have been detected. These inherent limitations include the realties that judgments and decision making can be faulty and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls Over Financial Reporting

         No changes in the internal controls over financial reporting have come to management's attention during the last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that management will continue to refine as it performs quarterly evaluations. Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004 (the evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

         There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004, the most recent evaluation date of such, including any corrective actions with regard to significant deficiencies and material weaknesses, except as otherwise described herein.

                                    PART III

Item 9.  Directors and Executive Officers and Significant Members of Management

         The composition and biographies of the directors and officers are as follows:



NAME                                AGE     POSITION WITH THE COMPANY
----                                ---     -------------------------
Sandy J. Masselli, Jr. (1)(4)       42      Chairman of the Board and Chief
                                            Executive Officer
David D. Bonnell (1)(2)(3)(4)       59      President and Director
Richard B. Davis (3)                58      Director and Chief Financial Officer
Samuel G.S. Huges (1)(2)(4)         60      Director

-----------------------
         (1)  Member of the stock option committee.
         (2)  Member of the compensation committee.
         (3)  Member of the audit committee.
         (4)  Member of the nominating committee.

         SANDY J. MASSELLI, JR., has served as the Chairman of the Board, Chief Executive Officer, President and director of the Company since January 1998. From May 1990 to the present, Mr. Masselli has served as Managing Director of Intercapital Asset Management Company, Inc., an investment advisory company, where he has been responsible for the selection and monitoring of investments as well as merchant banking activities. From May 1981 until May 1990, Mr. Masselli worked as a Vice President and later as Senior Vice Present at several major securities and brokerage firms, including Prudential Securities, Inc., Drexel Burnham Lambert, Inc., Shearson Lehman Hutton, Inc., and Merrill Lynch Pierce Fenner & Smith, Inc. He earned a Bachelor of Arts degree in political science from Monmouth College.

         ROBERT D. BONNELL has served as a director of the Company since September 30, 1998 and President since January 26, 2005. He has over 25 years' experience in the marketing and public relations industries. From 1992 to the present, Mr. Bonnell has served as Chairman and Chief Executive Officer of Skiff Lake Holdings Limited, a private holding company with positions in real estate, investments and trusts. During this period, he also served as Chairman of Commicer, an international company specializing in corporate communications and advice in connection with mergers and acquisitions. Previously, Mr. Bonnell worked as Managing Director and in other senior positions for Public & Industrial Relations, Canada's largest public relations firm. In addition, Mr. Bonnell has served as a past director of several other companies including, Windsor Investments S.A. in Luxemburg, Tudor Deutch International and Windsor Energy Corporation in Tulsa, Oklahoma (which position he currently holds). He earned a Bachelor of Arts degree with honors in political science and economics from Ricker College, University of New Brunswick.

         RICHARD B. DAVIS has served as a director of the Company since September 30, 1998. He is a certified public accountant, licensed to practice in New York and New Jersey. From 1976 to the present, Mr. Davis has been engaged in the private practice of accounting, providing services to many companies and individuals. Prior to that time, Mr. Davis spent many years working in the tax and other departments at several major accounting firms, including Peat Marwick, Mitchell & Co., and Touche Ross & Co. Mr. Davis is a member of the American Institute of Certified Public Accountants, the New York Society of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. He earned a Bachelor of Business Administration degree from City College of New York.

         All directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected and qualified or until their earlier resignation or removal. Officers serve at the direction of the board of directors. There are no family relationships among any of the directors or executive officers.

Code of Ethics

         The Company adopted a code of ethics that applies to its chief executive officer, chief operating officer, principal financial officer, principal accounting officer and controller, a copy of which is attached as an exhibit hereto.

Board Committees

         The Board has formed four committees:

         1. a stock option committee comprised of Sandy J. Masselli, Jr., Robert D. Bonnell and Samuel G.S. Huges. The stock option committee was established in 2005 and currently administers the stock option plan and reviews and recommends to the board of directors stock options to be granted;

         2. a compensation committee comprised of Robert D. Bonnell and Samuel G.S. Huges. The compensation committee was established in 2001 and reviews and recommends to the board of directors the compensation and benefits of all officers of the company and reviews general policy matters relating to compensation and benefits of employees of the Company;

         3. an audit committee comprised of Richard B. Davis and Robert D. Bonnell. The audit committee was established in 2001 and reviews with the independent public accountants, the scope and timing of their audit services and any other services which they are asked to perform. The accountants report on the financial statements following completion of their audit and the policies and procedures with respect to internal accounting and financial controls. In addition, the audit committee makes annual recommendations to the board of directors for the appointment of independent public accountants for the ensuing year. Mr. Davis is the financial expert serving on the Audit Committee; and

         4. a nominating committee comprised of Sandy J. Masselli, Jr., Robert D. Bonnell and Samuel G.S. Huges.

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

         The executive officers, directors and shareholders beneficially owning more than 10% of the Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely upon a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the preceding year (ending December 31, 2004) all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Common Stock have been complied with.

Item 10. Executive Compensation

Compensation of Directors

         Directors of the Company do not receive any stated salary or other compensation for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee and expenses of attendance may be permitted for attendance at each meeting. Directors may also serve the Company in other capacities, such as officer, agent or otherwise and may receive compensation for those services.

Deferred Compensation of Officers

         Mr. Masselli, together with certain other senior officers and employees of the Company have agreed to defer their annual salaries until such time as determined by the relevant officer, without interest and to the extent not funded, subject to the Company's capacity to pay. The deferred salaries shall be paid to such persons in cash or stock of the Company at such future time as such impacted person may elect pursuant to written notice to the Company, and as approved by the board of directors.

Issuances and Payments

         The Company is not a party to any employment or consulting agreement with any named executive officers. Set forth below is information concerning the compensation for the chief executive officer. There were no other executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 2004.

                                  Summary Compensation             Awards
                             --------------------------------   ------------
                                                    Other        Securities
                                                    Annual       Underlying
Year                         Salary     Bonus    Compensation   Options/SARs
----                         ------     -----    ------------   ------------
Sandy J. Masselli, Jr.
(1)
   2002                     $100,000      $0          $0              0
   2003                    $1,000,000     $0          $0              0
   2004                     $100,000      $0          $0              0


(1) Mr. Masselli became the Chief Executive Officer of the Company as of January 23, 1998. He agreed to defer the compensation due him pursuant to a deferred compensation arrangement. The Company currently owes Mr. Masselli approximately $1,800,000 in deferred compensation.

Long Term Incentive Plan

         The Company made no awards to the named executive officers under any long-term incentive plan during the fiscal year ended December 31, 2004.

Aggregate Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

         The Company did not grant any options to purchase shares of common stock to its directors and executive officers during the fiscal year ended December 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the common stock and total voting stock as of October 10, 2005 by: (i) each stockholder known by us to beneficially own in excess of 5% of the outstanding shares of common stock; (ii) each director; and (iii) all directors and officers as a group. As of October 10, 2005, there were 7,603,826 shares of common stock issued and outstanding. Except as otherwise indicated in the notes, the persons named below hold sole voting and disposition power with respect to the shares.

                                                                                                 All Voting
                                                   Common Stock                                    Stock
                                                   ------------                                    -----
                                                Number of Shares
                                                  of Common Stock          Percent of        Percent of Voting
Name and Address                               Beneficially Owned(1)        Class(2)               Shares
-------- -------                               ------------------           --------               ------
Sandy J. Masselli, Jr.                                 72,500,000(3)          59.5                  59.5
Robert D. Bonnell                                       2,350,000(4)           4.0                   4.0
John Masselli                                             750,000(5)           1.2                   1.2
Richard B. Davis                                          250,000(6)            .4                    .4
Intercapital Asset Management Limited                  57,000,000(7)          49.8                  49.8
   c/o The Royal Bank of Scotland
   Shirley & Charlotte Street
   Nassau, The Bahamas
All directors and executive officers as a              75,850,000             65.1                  65.1
group (first 4 persons)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) With respect to option holders, the calculation of percentage ownership assumes the exercise of the relevant option or options beneficially owned by the holder but not by other option holders.

(3) This amount consists of (i) 10,000,000 shares of Common Stock held, directly or indirectly, by Sandy Masselli's family and relatives, with respect to which Mr. Masselli is in a position to exercise voting and investment power, (ii) 3,000,000 common stock options issued to Mr. Masselli, (iii) 2,500,000 common stock options issued to Mr. Masselli's brother, Joseph H. Masselli, with respect to which Mr. Masselli is in a position to exercise voting and investment power, and (iv) 57,000,000 common stock options (the Global Options) held by Intercapital Asset Management Limited, a Bahamian corporation (ICAM) as transferee from Intercapital Global, with respect to which Mr. Masselli is in a position to exercise voting and investment power. All of the 62,500,000 common stock options referred to in clauses (ii), (iii) and (iv) above are exercisable at any time at $0.1875 per share and expire on February 3, 2006. ICAM is also listed in the table as an additional beneficial owner of the Global Options.

(4) 2,000,000 of this amount consists of common stock options issued to Mr. Bonnell. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006. Of the remaining 350,000 shares beneficially owned by Mr. Bonnell, 170,000 are held directly and 180,000 are held through a family holding company of which Mr. Bonnell is the Chairman and CEO.

(5) This amount consists of 750,000 common stock options issued to Mr. John Masselli. The options are exercisable at any time at $0.1875 per share and expire on February 3, 2006.

(6) This amount consists of 250,000 common stock options issued to Mr. Davis. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006.

(7) This amount consists of the 57,000,000 Global Options issued to Intercapital Global as an agent for the beneficial owners of Mint and Intercapital Global. The Global Options were subsequently transferred by Intercapital Global to ICAM. The Global Options are exercisable at any time at $0.1875 per share and expire on February 3, 2006. Sandy J. Masselli, Jr. is also listed in the table as an additional beneficial owner of the Global Options.


Item 12. Certain Relationships and Related Party Transactions

Formation of the Company

         The Company was incorporated on April 22, 1003 in the State of Indiana under the name Kit Farms Inc. (Kit). From 1993 until 1995 Kit engaged in the business of pet food manufacturing and processing. From 1995 until January 1998, Kit was inactive. On January 28, 1998, Mint Energy, Inc., a Delaware corporation
(Mint), merged with and into Kit, with Kit being the surviving corporation (the Merger). Concurrently, Intercapital Global was contributed to Kit by its shareholders, and became a wholly-owned subsidiary of Kit. Mint and Intercapital Global had the same beneficial owners (the beneficial owners) at the date of the Merger. After the Merger, Kit changed its name to the present name of the Company and in September 1998, the Company commenced its present Internet casino business.

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

Other

         From time to time, certain officers and directors of the Company have directly paid certain Company expenses. Such transactions have been recorded in the Company's books as due to officers, and do not bear interest. There are no scheduled terms of repayment on such amounts.

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

Item 13. Exhibits

         14.1   Code of Ethics

         21.1   Subsidiaries of the Small Business Issuer

         16.1   Letter  on  Change  in  Certifying  Accountant,   (none
                provided - see Current Report on Form 8-K/A filed with the SEC on August 5, 2005 (SEC File No. 000-28497))

         31.1   Certification of Sandy J. Masselli pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2   Certification  of Richard B. Davis pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1   Certification of Sandy J. Masselli pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2   Certification  of Richard B. Davis pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Item 14. Principal Accountant Fees and Services

AUDIT FEES: The audit fees for 2004 from Stephen Diamond Chartered Accountant were $20,000 for the annual audit and review of Form 10-KSB and $1,500 for each quarterly review as compared to $10,000 for the annual audit and review of Form 10-KSB and $2,500 for each quarterly review.

TAX FEES: The fees for the corporate tax return for 2004 will be $0 as compared to $15,000 for 2003 returns.

ALL OTHER FEES: There have been fees of $17,000 from the principal accountants Schwartz, Levitsky, Feldman, LLP for 2004 due to the change of principal accountants in the second quarter of 2005 and the restatement of the 2004 and 2003 financial statements.

All fees and the retaining of auditors was done by the audit committee with the approval of the Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOTAL LUXURY GROUP, INC.

                                        /S/ Sandy J. Masselli, Jr.
                                        ----------------------------------------
Date:  October 19, 2005                 Sandy J. Masselli, Jr.,
                                        Chief Executive Officer, Chairman of the
                                        Board of Directors, and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Sandy J. Masselli, Jr.                         Date:  October 19, 2005
     ----------------------------------------
     Sandy J. Masselli, Jr.,
     Chief Executive Officer, Chairman
     of the Board of Directors, and Director

By:  /s/ Robert D. Bonnell                              Date:  October 19, 2005
     ----------------------------------------
     Robert D. Bonnell
     President and Director

By:  /s/ Richard B. Davis                               Date:  October 19, 2005
     ----------------------------------------
     Richard B. Davis
     Chief Financial Officer and Director

              EXHIBIT INDEX


--------------------------------------------------------------------------------
   14.1    Code of Ethics
--------------------------------------------------------------------------------
   21.1    Subsidiaries of the Small Business Issuer
--------------------------------------------------------------------------------
   16.1    Letter  on  Change  in  Certifying  Accountant,   (none
           provided - see Current  Report on Form 8-K/A filed with
           the SEC on August 5, 2005 (SEC File No. 000-28497))
--------------------------------------------------------------------------------
   31.1    Certification of Sandy J. Masselli pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
   31.2    Certification  of Richard B. Davis pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
   32.1    Certification of Sandy J. Masselli pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
   32.2    Certification  of Richard B. Davis pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------