Form 10QSB/A
period 2005-03-31
TOTAL LUXURY GROUP INC
filed 2005-10-28
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                         Commission File Number
March 31, 2005
                                                          ----------------------

                            Total Luxury Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Indiana                                        35-1504940
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                501 Fifth Avenue, Suite 2001, New York, NY 10017
                ------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (212) 682-7888
                                                   -----------------------------

================================================================================

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes |X| No |_|

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. 7,603,826 shares as of October 27, 2005.

Transitional Small Business Disclosure Format

                  Yes |_| No |X|

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

PART I. Financial Information (Unaudited)

                    Total Luxury Group, Inc. and Subsidiaries
                        Consolidated Balance Sheet as at
                      December 31, 2004 and March 31, 2005

                                                     December 31,     March 31,
                                                         2004           2005
                                                                     (unaudited)
                                                     ------------   ------------
ASSETS

Current assets
     Cash                                            $         --   $         --
                                                     ------------   ------------
         Total current assets                                  --             --

Property and equipment
     Computer equipment                                         0              0
     Other furniture and fixtures                               0              0
                                                     ------------   ------------
                                                             0.00           0.00
     Less accumulated depreciation                              0              0
                                                     ------------   ------------
                                                     $       0.00   $       0.00
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)

Current liabilities
     Accounts payable and accrued liabilities        $         --   $         --
     Deferred compensation                                      0              0
     Due to directors and stockholders                          0              0
                                                     ------------   ------------
         Total current liabilities                             --             --

Stockholders' equity (deficiency)
     Common stock, $.001 par value;
     authorized, 200,000,000 shares;
     issued and outstanding; 58,388,443
     shares at December 31, 2002 and
     7,603,826 at May, 2004                                    --             --
     Additional paid-in capital                                --             --
     Accumulated deficit                                       --             --
                                                                0              0
                                                     ------------   ------------
                                                               --             --
                                                     ------------   ------------
                                                     $         --   $         --
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
                                                     ===========    ===========

                    Total Luxury Group, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                   Three months ended March 31, 2004 and 2005
                                   (unaudited)

                                                      March 31,      March 31,
                                                        2004           2005
                                                     -----------    -----------
Cash flows from operating activities
     Net income (loss)                                       (00)           (00)
     Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities
         Depreciation and amortization                        --             --
         Increase (decrease) in cash from
         changes in operating assets
         and liabilities
              Accounts receivable                             --             --
              Accounts payable and
              accrued liabilities                            (00)            --
              Deferred compensation                          (00)            --
                                                     -----------    -----------
                  Net cash provided by
                  (used in) operating activities              (0)             0

Cash flows from investing activities
     Payments received on Note Receivable                     --             --
                                                     -----------    -----------
                  Net cash provided by (used in)
                  investing activities                        --             --

Cash flows from financing activities
     Principal payments on capital leases                     --             --
     Advances from (repayments to) directors and
     stockholders, net                                        --             --
                                                     -----------    -----------
     Net cash provided by (used in) financing
     activities                                               --             --
                                                     -----------    -----------
     NET INCREASE (DECREASE) IN CASH                           0             (0)

Cash at beginning of period                                    0             (0)
                                                     -----------    -----------
Cash at end of period                                         --             --
                                                     ===========    ===========

                            Total Luxury Group, Inc.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Summary of Accounting Policies

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

                                      Weighted-average
   Remaining            Number        contractual life        Number
exercise prices      outstanding          in years          exercisable
----------------   ----------------   ----------------   ----------------
$          .1875         66,500,000                5.1         66,500,000
             .15          2,750,000               5.75          2,750,000
----------------   ----------------   ----------------   ----------------
                         69,250,000                            69,250,000
================   ================   ================   ================


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

Item 2. Management's Discussion and Analysis or Plan of Operation.

      This report on Form 10-QSB/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled "Business" and "Management's Discussion and Analysis or Plan of Operation." These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

      Since August 22, 2002, the Company has had no business activities other than administrative costs necessary for researching an acquisition candidate and for remaining a publicly reporting entity. At March 31, 2005, the Company had no significant revenues and no customers. There are no government contracts and the competitive conditions do not apply as the Company is no longer conducting business. The Company has discontinued its development efforts. The operations of the Company are no longer believed to be, in any significant material way, subject to local, state and federal laws and in regulations governing environmental quality and pollution controls. The Company is unable to assess or predict at this time what affects additional regulation or legislation could have on its activities. As of March 31, 2005, the Company had 3 employees.

Results of Operations

      The Three Months Ended March 31, 2005 vs. The Three Months Ended March 31, 2004

      During the three month period ended March 31, 2005, and March 31, 2004, the Company had no revenues. The Company incurred administrative expenses of $0 in the period in 2005 as compared to $0 for the same three month period in 2004. Net loss of the three month period ended March 31, 2005 was ($0) ($0) per share, while during the same period in 2004 it was ($0), ($0) per share. The Company expects the trend of losses to continue into the foreseeable future and at the same or greater rate until such time as the Company recommences operations.

Liquidity and Capital Resources; Plan of Operations

Item 3. Controls and Procedures.

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

Changes in Internal Controls Over Financial Reporting

      No changes in the internal controls over financial reporting have come to management's attention during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that management will continue to refine as it performs quarterly evaluations. Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 (the evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

      There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005, the most recent evaluation date of such, including any corrective actions with regard to significant deficiencies and material weaknesses, except as otherwise described herein.

                           Part II--OTHER INFORMATION

      Item 1.   Legal Proceedings. None.

      Item 2.   Changes in Securities. None.

      Item 3.   Defaults Upon Senior Securities. None

      Item 4.   Submission of Matters to a Vote of Security Holders. None

      Item 5.   Other Information. None

      Item 6.   Exhibits and Reports on Form 8-K

            31.1  Certification of Sandy J. Masselli pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2  Certification of Richard B. Davis pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1  Certification of Sandy J. Masselli pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Certification of Richard B. Davis pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TOTAL LUXURY GROUP, INC.

                               /S/ Sandy J. Masselli, Jr.
                               -------------------------------------------------
Date:  October 27, 2005        Sandy J. Masselli, Jr.,
                               Chief Executive Officer, Chairman of the Board of
                               Directors, and Director