Form 10QSB/A
period 2005-06-30
TOTAL LUXURY GROUP INC
filed 2005-10-28
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended                           Commission File Number
        -----------------                           ----------------------
         June 30, 2005

                            Total Luxury Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Indiana                                          35-1504940
-------------------------------                  -------------------------------
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
                                                   -----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

                                      Yes |_|   No |X|

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            TOTAL LUXURY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2004 and JUNE 30, 2005


                                                       June 30,   December 31,
                                                         2005        2004
Assets                                               (unaudited)
                                                    ------------  ------------

Current
  Cash                                              $         --  $         --
  Accounts receivable                                         --            --
                                                    ------------  ------------
                                                              --            --
                                                    ------------  ------------

Property and equipment
  Computer equipment                                     314,744      314,744
  Furniture and fixtures                                  48,845       48,845
                                                    ------------  ------------
                                                         363,589      363,589

Less accumulated depreciation                           (354,553)     (352,415)
                                                    ------------  ------------
                                                           9,036       11,174
                                                    ------------  ------------
                                                    $      9,036  $    11,174
                                                    ============  ============
Liabilities

Current
  Accounts payable and accrued liabilities          $     46,000  $    46,000
  Deferred compensation                                1,325,450    1,325,450
  Due to directors and stockholders                      643,664      643,664
                                                    ------------  ------------
                                                    $  2,015,114    2,015,114
                                                    ------------  ------------
Shareholders' Equity

Stockholders' equity (deficiency):
  Common stock, $.001 par value; authorized,
  200,000,000 shares; issued and outstanding,
  58,388,443 shares at December 31, 2004 and 2003         58,388       58,388
  Additional paid-in capital                           2,684,695    2,684,695
  Accumulated deficit                                 (4,749,161)   (4,047,023)
                                                    ------------  ------------
                                                      (2,006,078)   (2,003,940)
                                                    ------------  ------------
                                                    $      9,036  $    11,174
                                                    ============  ============

                            TOTAL LUXURY GROUP, INC.
                             STATEMENT OF OPERATIONS
                FOR THE PERIODS ENDED June, 2005 AND JUNE 30,2004

                                                  June 30, 2005    June 30, 2004
                                                   (unaudited)     (unaudited)
                                                  --------------  --------------
Revenues:
  Gaming revenues (Note 3 (a) (i))                            --   $          --
  Less: Charge backs                                          --              --
  Complimentary and bonus                                     --              --

  Gaming revenues, net                                        --              --
  Royalty fees (Note 3 (a))                                   --              --
                                                  --------------  --------------
                                                              --              --
                                                  --------------  --------------
Expenses:
  Cost of operations                                          --              --
  Selling, general and administrative                         --              --
  Depreciation and amortization                            2,138              --
                                                  --------------  --------------
                                                           2,138              --
                                                  --------------  --------------
Loss from operations                                      (2,138)             --
                                                  --------------  --------------

Income (loss) before provision for income taxes           (2,138)             --
                                                  --------------  --------------
  Provision for income taxes                                  --              --

NET INCOME (LOSS)                                 $       (2,138)             --
                                                  ==============  ==============

Basic and diluted income (loss) per common share  $           --   $          --
                                                  ==============  ==============

                            TOTAL LUXURY GROUP, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIODS ENDED DECEMBER 31, 2004 AND JUNE 30,2005

                                  Common Stock
                                $0.001 par value

                                                                    Additional                            Total
                                                                     Paid in         Accumulated      Stockholders'
                                 Shares             Amount           Capital           Deficit            Equity
----------------            ----------------   ----------------  ----------------  ----------------  ----------------
Balance, December 31,              57,388,443           $57,388        $2,460,695      $(3,298,293)        $(780,210)
1999
Net income for the year                    --                --                --            26,264            26,264
ended December 31, 2000
Capital stock issued to                    --         1,000,000             1,000           224,000           225,000
Northstar Advertising
Inc.
                             ----------------  ----------------  ----------------  ----------------  ----------------
Balance December 31, 2000          58,388,443            58,388         2,684,695       (3,272,029)         (528,946)
Net loss for the year                      --                --                --       (1,101,348)       (1,101,348)
ended December 31, 2001
                             ----------------  ----------------  ----------------  ----------------  ----------------
Balance December 31, 2001          58,388,443           $58,388        $2,684,695      $(4,373,377)      $(1,630,294)

Net loss for the year                      --                --                --         (141,503)         (141,503)
ended December 31, 2002
Capital stock issued in             4,520,000                --                --                --                --
exchange for Rock Candy
assets (Note 3(a) (ii))
                             ----------------  ----------------  ----------------  ----------------  ----------------
Balance December 31, 2002          62,908,443           $58,388        $2,684,695      $(4,514,880)      $(1,771,797)

Net loss for the year                      --                --                --         (215,868)         (215,868)
ended December 31, 2003
Capital stock issued in             4,520,000                --                --                --                --
exchange for Rock Candy
assets (Note 3(a) (ii))
and Capital stock issued            2,454,742                --                --                --                --
in exchange for
Directors fees,
Surrendered Options and
Employee severance
payments (Note 3(a)
(iii))
                             ----------------  ----------------  ----------------  ----------------  ----------------

                            TOTAL LUXURY GROUP, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIODS ENDED DECEMBER 31, 2004 AND JUNE 30,2005

                                  Common Stock
                                $0.001 par value

                                                                     Additional                            Total
                                                                      Paid in         Accumulated      Stockholders'
                                 Shares             Amount            Capital           Deficit            Equity
----------------            ----------------   ----------------  ----------------  ----------------  ----------------

Balance December 31, 2003           7,603,826           $58,388        $2,684,695      $(4,730,748)      $(1,987,665)

Net loss for the year                      --                --                --         $(16,275)         $(16,275)
Ended December 31,2004
                             ----------------  ----------------  ----------------  ----------------  ----------------
Balance December 31,2004            7,603,826           $58,388        $2,684,695      $(4,747,023)      $(2,003,940)

Net loss for the period                    --                --                --          $(2,138)          $(2,138)
Ended June 30, 2005
                             ----------------  ----------------  ----------------  ----------------  ----------------
Balance June 30,2005                7,603,826           $58,388        $2,684,695      $(4,749,161)      $(2,006,078)
                             ================  ================  ================  ================  ================

                            TOTAL LUXURY GROUP, INC.
                             STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED DECEMBER 31, 2004 AND JUNE 30,2005

                                                           2005          2004
                                                        ----------    ---------
Operating:

Net income (loss)                                          $(2,138)        $ --
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                              2,138           --
  Deferred compensation                                         --           --
  Increase (decrease) in cash from changes in
  operating assets and liabilities:
  Accounts receivable                                           --           --
  Accounts payable and accrued liabilities                      --           --
                                                        ----------    ---------
                                                                --           --
Net cash provided by (used in) investing activities             --           --
                                                        ----------    ---------
Financing:

Advances from directors and stockholders                        --           --
                                                        ----------    ---------
                                                                --           --
                                                        ----------    ---------
Net (Decrease) Increase in cash                                 --           --

Cash at beginning of period                                     --           --
                                                        ----------    ---------

Cash at end of period                                          $--          $--
                                                        ==========    =========

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

3. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred a loss from operations since inception. At June 30, 2005 and December 31,2004, the Company has a working capital deficiency of approximately $2,015,114 and $2,005,114, respectively, and a stockholders' deficiency of approximately $2,006,078 and $2,003,940 respectively.

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

                                       Weighted-average
        Remaining           Number     contractual life           Number
  exercise prices      outstanding             in years      exercisable
  ---------------     ------------      ---------------     ------------
           $.1875       66,500,000                  5.1       66,500,000
              .15        2,750,000                 5.75        2,750,000
  ---------------     ------------      ---------------     ------------
                        69,250,000                            69,250,000
                      ============                          ============

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

(b) DUE TO DIRECTORS AND STOCKHOLDERS

From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during June 30,2005 and December 31,2004 periods. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

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

8. INCOME TAXES

The Company could have net operation losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the periods ended June 30,2005 and December 31, 2004. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carry forwards that could become available under Section 382 of the Internal Revenue Code.

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

TERMS OF DIRECTORS

Mr. Sandy Masselli has served as directors of the Company since January 21, 1998. Mr. Bonnell, and Mr. Davis have served as directors of the Company since September 30, 1998. Mr. Hughes has served as director of the Company since January 12, 2004. The directors of the Company serve as such until the next annual meeting of stockholders and until their successors are elected and qualified.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Sandy J. Masselli, Jr. has served as the Chairman of the Board, Chief Executive Officer, President and a Director of the Company since January 1998. From May 1990 to the present. Mr. Masselli has served as Managing Director of Intercapital Asset Management Company, Inc., an investment advisory company, where he has been responsible for the selection and monitoring of investments as well as merchant banking activities. From May 1981 until May 1990, Mr. Masselli worked as a Vice President or Senior Vice President at several major securities and brokerage firms, including Prudential Securities, Inc., Drexel Burnham Lambert, Inc., Shearson Lehman Hutton, Inc. and Merrill Lynch Pierce Fenner & Smith, Inc. He holds a Bachelor of Arts degree in Political Science from Monmouth College.

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

11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the aggregate compensation paid to the Company's Chief Executive Officer. There were no other executive officers of the Company who earned in excess of $100,000 for the period ended June 30, 2005:

                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                                                    Compensation
                                                                     Securities
Name and                                             Other Annual    Underlying
Principal Position(s)      Year   Salary      Bonus  Compensation   Options/SARS
                                                                         (#)
Sandy J. Masselli, Jr.     2004  100,000 (2)      0             0             0
Chairman of the Board and  2005  100,000 (2)      0             0             0
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

Number of Shares of Common Stock Name and Address of Beneficial Owner Beneficially Owned(1) Percent of Class(2)

Sandy J. Masselli, Jr.                       72,500,000(3)         59.5
Robert D. Bonnell                             2,350,000(4)          4.0
John Masselli                                   750,000(5)          1.2
Richard B. Davis                                250,000(6)           .4
Intercapital Asset Management Limited        57,000,000(7)         49.8
 c/o The Royal Bank of Scotland
 Shirley & Charlotte Street
 Nassau, The Bahamas
All directors and executive officers         75,850,000            65.1
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

                                                High                    Low
                                                ----         -          ----

Fiscal Year Ended December 31, 2003:
     First Quarter                            $ 0.01                    0.01
     Second Quarter                             0.01                    0.01
     Third Quarter                              0.01                    0.01
     Fourth Quarter                             0.10                    0.49

                                                High                    Low
                                                ----                    ----

Fiscal Year Ended December 31, 2004:
     First Quarter                            $ 0.12                    0.39
     Second Quarter                             0.12                    0.17
     Third Quarter                              0.10                    0.17
     Fourth Quarter                             0.05                    0.17


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

      On April 19, 2005, the Company was notified that it was in violation of Rule 6530 for failure to file a 10-QSB for the period ending June 30, 2005. The Company was given 30 days to remedy the breach (June 16, 2005) and filed the 10-QSB on May 20, 2005. On May 20, 2005, the Company was delisted without receiving notice.

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

      Since August 22, 2002, the Company has had no business activities other than administrative costs necessary for researching an acquisition candidate and for remaining a publicly reporting entity. At June 30, 2005, the Company had no significant revenues and no customers. There are no government contracts and the competitive conditions do not apply as the Company is no longer conducting business. The Company has discontinued its development efforts. The operations of the Company are no longer believed to be, in any significant material way, subject to local, state and federal laws and in regulations governing environmental quality and pollution controls. The Company is unable to assess or predict at this time what affects additional regulation or legislation could have on its activities. As of June 30, 2005, the Company had 3 employees.

Results of Operations

      The Six Months Ended June 30, 2005 vs. The Six Months Ended June 30, 2004

      During the six month period ended June 30, 2005, and June 30, 2004, the Company had no revenues. The Company incurred administrative expenses of $0 in the period in 2005 as compared to $0 for the same six month period in 2004. Net loss of the six month period ended June 30, 2005 was ($0), ($0) per share, while during the same period in 2004 it was ($0), ($0) per share. The Company expects the trend of losses to conintue into the foreseeable future and at the same or greater rate until such time as the Company recommence operations.

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

Changes in Internal Controls Over Financial Reporting

      No changes in the internal controls over financial reporting have come to management's attention during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that management will continue to refine as it performs quarterly evaluations. Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005 (the evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

      There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005, the most recent evaluation date of such, including any corrective actions with regard to significant deficiencies and material weaknesses, except as otherwise described herein.

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