Form 10QSB
period 2005-09-30
TOTAL LUXURY GROUP INC
filed 2005-11-14
CIK 1098301

SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended                        Commission File Number
      ----------------------                ------------------------------
        September 30, 2005                                0-28497

                             TOTAL LUXURY GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Indiana                                       35-1504940
    -------------------------------                    ------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                501 Fifth Avenue, Suite 2001, New York, NY 10017
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. 7,603,826 shares as of November 10, 2005

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            TOTAL LUXURY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 and DECEMBER 31, 2005

                                                    September 30,  December 31,
                                                       2005            2004
ASSETS                                              (unaudited)
                                                    -----------    -----------
Current
  Cash                                              $        --    $        --
  Accounts receivable                                        --             --
                                                    -----------    -----------
                                                             --             --
                                                    -----------    -----------

Property and equipment
  Computer equipment                                    314,744        314,744
  Furniture and fixtures                                 48,845         48,845
                                                    -----------    -----------
                                                        363,589        363,589

Less accumulated depreciation                          (355,622)       352,415)
                                                    -----------    -----------
                                                          7,967         11,174
                                                    -----------    -----------
                                                    $     7,967    $    11,174
                                                    ===========    ===========
LIABILITIES

Current
  Accounts payable and accrued liabilities          $    46,000    $    46,000
  Deferred compensation                               1,325,450      1,325,450
  Due to directors and stockholders                     643,664        643,664
                                                    -----------    -----------
                                                    $ 2,015,114      2,015,114
                                                    -----------    -----------
SHAREHOLDERS' EQUITY

Stockholders' equity (deficiency):
  Common stock, $.001 par value; authorized,
  200,000,000 shares; issued and outstanding,
  58,388,443 shares at December 31, 2004 and 2003        58,388         58,388
  Additional paid-in capital                          2,684,695      2,684,695
  Accumulated deficit                                (4,750,230)     4,047,023)
                                                    -----------    -----------
                                                     (2,007,147)    (2,003,940)
                                                    -----------    -----------
                                                    $     7,967    $    11,174
                                                    ===========    ===========

                            TOTAL LUXURY GROUP, INC.
                             STATEMENT OF OPERATIONS
         FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

                                                       September 30,     September 30,
                                                            2005             2004
                                                        (unaudited)       (unaudited)
                                                       --------------    --------------
REVENUES:
  Gaming revenues (Note 3 (a) (i))                                 --    $           --
  Less: Charge backs                                               --                --
  Complimentary and bonus                                          --                --

  Gaming revenues, net                                             --                --
  Royalty fees (Note 3 (a))                                        --                --
                                                       --------------    --------------
                                                                   --                --
                                                       --------------    --------------

EXPENSES:
  Cost of operations                                               --                --
  Selling, general and administrative                              --                --
  Depreciation and amortization                                 3,207                --
                                                       --------------    --------------
                                                                3,207                --
                                                       --------------    --------------
Loss from operations                                           (3,207)               --
                                                       --------------    --------------

Income (loss) before provision for income taxes                (3,207)               --
                                                       --------------    --------------
  Provision for income taxes                                       --                --

NET INCOME (LOSS)                                      $       (3,207)               --
                                                       ==============    ==============

Basic and diluted income
loss) per common share                                 $           --    $           --
                                                       ==============    ==============

                            TOTAL LUXURY GROUP, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         FOR THE PERIODS ENDED DECEMBER 31, 2004 AND SEPTEMBER 30, 2005

                                  Common Stock
                                $0.001 par value

                                                          Additional                    Total
                                                           Paid in     Accumulated    Stockholders'
                               Shares        Amount        Capital       Deficit        Equity
--------------------------   -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1999    57,388,443   $    57,388   $ 2,460,695   $(3,298,293)   $  (780,210)
Net income for the year               --            --            --        26,264         26,264
ended December 31, 2000
Capital stock issued to               --     1,000,000         1,000       224,000        225,000
Northstar Advertising Inc.
                             -----------   -----------   -----------   -----------    -----------
Balance December 31, 2000     58,388,443        58,388     2,684,695    (3,272,029)      (528,946)

Net loss for the year                 --            --            --    (1,101,348)    (1,101,348)
ended December 31, 2001
                             -----------   -----------   -----------   -----------    -----------
Balance December 31, 2001     58,388,443   $    58,388   $ 2,684,695   $(4,373,377)    (1,630,294)

Net loss for the year                 --            --            --      (141,503)      (141,503)
ended December 31, 2002
Capital stock issued in        4,520,000            --            --            --             --
exchange for Rock Candy
assets (Note 3(a) (ii))
                             -----------   -----------   -----------   -----------    -----------
Balance December 31, 2002     62,908,443   $    58,388   $ 2,684,695   $(4,514,880)   $(1,771,797)

Net loss for the year                 --            --            --      (215,868)      (215,868)
ended December 31, 2003
Capital stock issued in        4,520,000            --            --            --             --
exchange for Rock Candy
assets (Note 3(a) (ii))
and Capital stock issued       2,454,742            --            --            --             --
in exchange for Directors
fees, Surrendered Options
and Employee severance
payments (Note 3(a)(iii))             --            --            --            --             --

                            TOTAL LUXURY GROUP, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         FOR THE PERIODS ENDED DECEMBER 31, 2004 AND SEPTEMBER 30, 2005

                                  Common Stock
                                $0.001 par value

                                                         Additional                     Total
                                                          Paid in     Accumulated   Stockholders'
                              Shares        Amount        Capital       Deficit        Equity
-------------------------   -----------   -----------   -----------   -----------    -----------
Balance December 31, 2003     7,603,826   $    58,388   $ 2,684,695   $(4,730,748)   $(1,987,665)

Net loss for the year                --            --            --   $   (16,275)   $   (16,275)
Ended December 31,2004
                            -----------   -----------   -----------   -----------    -----------
Balance December 31,2004      7,603,826   $    58,388   $ 2,684,695   $(4,747,023)    (2,003,940)

Net loss for the period              --            --            --   $    (3,207)        (3,207)
Ended September 30, 2005
                            -----------   -----------   -----------   -----------    -----------
Balance September 30,2005     7,603,826   $    58,388   $ 2,684,695   $(4,750,230)    (2,007,147)
                            ===========   ===========   ===========   ===========    ===========

                            TOTAL LUXURY GROUP, INC.
                             STATEMENT OF CASH FLOWS
         FOR THE PERIODS ENDED DECEMBER 31, 2004 AND SEPTEMBER 30, 2005

                                                               2005        2004
                                                             -------     -------
OPERATING:

Net income (loss)                                            $(3,207)    $    --
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                                3,207          --
  Deferred compensation                                           --          --
  Increase (decrease) in cash from changes in
  operating assets and liabilities:
  Accounts receivable                                             --          --
  Accounts payable and accrued liabilities                        --          --
                                                             -------     -------
                                                                  --          --
Net cash provided by (used in) investing activities               --          --
                                                             -------     -------
FINANCING:

Advances from directors and stockholders                          --          --
                                                             -------     -------
                                                                  --          --
                                                             -------     -------
Net (Decrease) Increase in cash                                   --          --

CASH AT BEGINNING OF PERIOD                                       --          --
                                                             -------     -------

CASH AT END OF PERIOD                                        $    --     $    --

                                                             =======     =======

                            TOTAL LUXURY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the business of the Company, since July 1, 2005 through September 30, 2005 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate or business plan and for remaining a publicly reporting entity. In November 2004 the Company obtained a distribution agreement with MCM, AG. On March 17, 2004, the Company entered in an asset purchase agreement with Beth Bender, Inc. a development stage enterprise. After further due diligence, Total Luxury Group, Inc. and Beth Bender, Inc mutually agreed to terminate the asset purchase agreement. Where relevant, all numbers retroactively take into account the operations of the Company.

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

3.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred a loss from operations since inception. At September 30, 2005 and December 31, 2004, the Company has a working capital deficiency of approximately $2,007,147 and $2,005,114, respectively, and a stockholders' deficiency of approximately $2,007,147 and $2,003,940 respectively.

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

      (a) (i) In August 2002 the company concluded an agreement whereby it sold its interest in Online Sports Book.com ("Online") including the equipment the domain name and any goodwill associated with the business. The purchase price was satisfied by the purchaser assuming all liabilities of the Online Sports Book.com and a royalty agreement whereby Online shall pay to the seller 10% of the gross profit for 12 months following the date of closing. To December 31, 2002 the company has earned $84,750 in royalties.

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

(d)   EARNINGS (LOSS) PER SHARE

Basic loss per share for the year ended September 30,2005 and December 31, 2004 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The denominator for the basic and diluted earnings per share calculation for the year ended September 30, 2005 is 7,603,826. The denominator for the basic and diluted earnings per share calculation for the year ended December 31, 2004 is 7,603,826

(e)   INCOME TAXES

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

(j)   ADVERTISING EXPENSES

Costs associated with advertising are expensed as incurred and amounted to $0.00 and $0.00 for the periods ended September 30, 2005 and 2004. respectively.

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

The Company had no options granted, exercised or forfeited during the nine months ended September 30, 2005 and the year ended December 31, 2004. The following table summarizes information about the shares outstanding and exercisable for options, including the option held by Intercapital Asset Management Limited at September 30, 2005.

                                     Weighted-average
Remaining              Number        contractual life     Number
exercise prices        outstanding   in years             exercisable
------------------     ----------    -----------------    -----------
         $.1875        66,500,000        5.1              66,500,000
            .15         2,750,000        5.75              2,750,000
------------------     ----------    -----------------    ------------
                       69,250,000                         69,250,000
                       ==========                         ============

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

Rent expense for the period ended September 30, 2005 and year ended December 31, 2004 was approximately $ 0.00 and $ 0.00, respectively. The Company received rent free office space at Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the period ended June 30 2005.

(b)   CAPITAL LEASE OBLIGATION

The Company leased certain equipment under various capital leases which expired in 2002.

7.    LITIGATION

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

8.    RELATED PARTY TRANSACTIONS

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

(b)   DUE TO DIRECTORS AND STOCKHOLDERS

From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during June 30, 2005 and December 31, 2004 periods. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

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

9.    INCOME TAXES

The Company could have net operation losses of approximately $2 million, which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the periods ended September 30, 2005 and December 31, 2004. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carry forwards that could become available under Section 382 of the Internal Revenue Code.

10.   SUPPLEMENTARY CASH FLOW INFORMATION

(a)   NON-CASH TRANSACTION

In 2003 the Company issued Common Stock, with a fair value of $678,000, for the business rights, domain names, trademarks and formulas owned by Rock Candy Cosmetics Inc.

(b)   INTEREST AND TAXES PAID.

During 2005 the Company paid approximately $0.00 of taxes and $ 0.00 of interest. During 2004 the Company paid approximately $0 of taxes and $0.00 of interest.

11. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

12.   EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the aggregate compensation paid to the Company's Chief Executive Officer. There were no other executive officers of the Company who earned in excess of $100,000 for the period ended September 30, 2005.

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------
  Name and principal Positions(s)     Year        Salary        Bonus      Other Annual          Long-Term
                                                                           Compensation        Compensation
                                                                                                Securities
                                                                                                Underlying
                                                                                             Options/SARS (#)
-----------------------------------------------------------------------------------------------------------------
Sandy J. Masselli, Jr.                2004      100,000 (2)       0             0                    0

Chairman  of the Board and Chief
Executive Officer
-----------------------------------------------------------------------------------------------------------------
                                      2005      100,000 (2)       0             0                    0
-----------------------------------------------------------------------------------------------------------------

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

13.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Number of Shares of Common Stock Name and Address of Beneficial Owner

----------------------------------------------------------------------------------------------
                                          Beneficially Owned (1)      Percent of Class (2)

----------------------------------------------------------------------------------------------
Sandy J. Masselli, Jr.                                  72,500,000(3)                    59.5
----------------------------------------------------------------------------------------------
Robert D. Bonnell                                        2,350,000(4)                     4.0
----------------------------------------------------------------------------------------------
John Masselli                                              750,000(5)                     1.2
----------------------------------------------------------------------------------------------
Richard B. Davis                                           250,000(6)                      .4
----------------------------------------------------------------------------------------------
Intercapital Asset Management Limited                   57,000,000(7)                    49.8
c/o The Royal Bank of Scotland
Shirley & Charlotte Street
Nassau, The Bahamas

----------------------------------------------------------------------------------------------
All directors and executive officers                       75,850,000                    65.1
as a group (first 4 persons)
----------------------------------------------------------------------------------------------

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

14.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

15.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET
      INFORMATION

The Company's Common Stock is currently traded on the OTC bulletin board market maintained by Nasdaq under the symbol TlEI.ob. The following table sets forth the range of the high and low bid quotations for the Company's Common Stock for the periods indicated (as reported by Nasdaq). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

------------------------------------------------------------------------------
                                              High               Low
------------------------------------------------------------------------------
Fiscal Year Ended December 31, 2003:
------------------------------------------------------------------------------
         First Quarter                                   $0.01          $0.01
------------------------------------------------------------------------------
         Second Quarter                                   0.01           0.01
------------------------------------------------------------------------------
         Third Quarter                                    0.01           0.01
------------------------------------------------------------------------------
         Fourth Quarter                                   0.10           0.49
------------------------------------------------------------------------------
Fiscal Year Ended December 31, 2004:
------------------------------------------------------------------------------
         First Quarter                                   $0.12          $0.39
------------------------------------------------------------------------------
         Second Quarter                                   0.12           0.17
------------------------------------------------------------------------------
         Third Quarter                                    0.10           0.17
------------------------------------------------------------------------------
         Fourth Quarter                                   0.05           0.17
------------------------------------------------------------------------------

SECURITY HOLDERS AND DIVIDENDS

As of September 30, 2005 there were approximately 146 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled "Business" and "Management's Discussion and Analysis or Plan of Operation." These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

The Company took action with respect to its auditor immediately upon learning that he was not PCAOB certified. The Company has also cooperated fully with the SEC in order to bring the Company's filings back into compliance. Mr. Diamond never provided the Exhibit 16 letter for the 8-K/A, which resulted in a delay in responding to the SEC's comments. Due to his failure to respond, the Company is obligated to undergo additional review and audits. The Company intends to seek to be re-listed on the OTCBB, once the Company has responded to all SEC comments. Since it was delisted in order to respond to SEC comments and to bring the Company current with its SEC reporting obligations, the Company filed the following reports:

      o     First Quarter Form 10-QSB/A, amendment filed October 28, 2005

      o Second Quarter Form 10-QSB, filed August 15, 2005, with amendments filed September 1, 2005 and October 28, 2005

      o     2004 Form 10-KSB amendments filed September 1, 2005 and October 20,
            2005

      o     This Third Quarter Form 10-QSB file November 14, 2005

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

Since August 22, 2002, the Company has had no business activities other than administrative costs necessary for researching an acquisition candidate and for remaining a publicly reporting entity. At September 30, 2005, the Company had no significant revenues and no customers. There are no government contracts and the competitive conditions do not apply as the Company is no longer conducting business. The Company has discontinued its development efforts. The operations of the Company are no longer believed to be, in any significant material way, subject to local, state and federal laws and in regulations governing environmental quality and pollution controls. The Company is unable to assess or predict at this time what affects additional regulation or legislation could have on its activities. As of September 30, 2005, the Company had 3 employees.

Results of Operations

The Nine Months Ended September 30, 2005 vs. The Nine Months Ended September 30, 2004

During the nine month period ended September 30, 2005, and September 30, 2004, the Company had no revenues. The Company incurred administrative expenses of $0 in the period in 2005 as compared to $0 for the same nine-month period in 2004. Net loss for the nine-month period ended September 30, 2005 was ($0), ($0) per share, while during the same period in 2004 it was ($0), ($0) per share. The Company expects the trend of losses to continue into the foreseeable future and at the same or greater rate until such time as the Company recommences operations.

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

Changes in Internal Controls Over Financial Reporting

No changes in the internal controls over financial reporting have come to management's attention during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that management will continue to refine as it performs quarterly evaluations. Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005 (the evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005, the most recent evaluation date of such, including any corrective actions with regard to significant deficiencies and material weaknesses, except as otherwise described herein.

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

TOTAL LUXURY GROUP, INC.

                                       Sandy J. Masselli, Jr.
                                       ----------------------------------------
Date:    November 14, 2005             Sandy J. Masselli, Jr.,
                                       Chief Executive Officer,
                                       Chairman of the Board of Directors,
                                       and Director