Form 10KSB
period 2005-12-31
TOTAL LUXURY GROUP INC
filed 2006-04-12
CIK 1098301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005


[_] 13 OR 15(D) OF THE TRANSITION REPORT UNDER SECTION SECURITIES EXCHANGE ACT OF 1934



For the transition period from ______________ to _______________

Commission File Number: __________


Total Luxury Group Inc.
-----------------------------------------------
 (Name of small business issuer in its charter)

Delaware                                 35-1504940
-----------------------------            ---------------------------------------
(State other Jurisdiction of             (I.R.S. Employer Identification Number)
Incorporation or Organization)

501 Fifth Avenue        New York, NY 10017
--------------------------------------------------------------------------------
(Address of principal executive offices)

(212)  682-7888
--------------------------------------------------------------------------------
(Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

None                                   None
-------------------------              -----------------------------------------


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

The number of shares outstanding of Common Stock was 7,603,826 as of December 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                Table of Contents

                                                                            Page

Item 1.   Description of Business..........................................    5
Item 2.   Description of Property..........................................    7
Item 3.   Legal Proceedings................................................    7
Item 4.   Submission of Matters to a vote of Security Holders..............    7
Item 5.   Market for Common Equity and Related Stockholder Matters.........    8
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   10
Item 7.   Financial Statements.............................................   10
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ............................................   25

Item 8(a) Controls and Procedures..........................................   26
Item 9.   Directors and Executive Officers and Significant Members of
           Management......................................................   27
Item 10.  Executive Compensation...........................................   29
Item 11.  Security Ownership of Certain Beneficial Owners and Management...   30
Item 12.  Certain Relationships and Related Party Transactions.............   31
Item 13.  Exhibits.........................................................   32
Item 14.  Principal Accountant Fees and Services...........................   33

                            CAUTIONARY NOTE REGARDING
                           FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled "Business" and "Management's Discussion and Analysis or Plan of Operation." These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

The Company took action with respect to its auditor immediately upon learning that he was not PCAOB certified. The Company has also cooperated fully with the SEC in order to bring the Company's filings back into compliance. Mr. Diamond never provided the Exhibit 16 letter for the 8-K/A, which resulted in a delay in responding to the SEC's comments. Due to his failure to respond, the Company was obligated to undergo additional review and audits. The Company has responded to all SEC comments and was re-listed on the OTCBB, on February 16, 2006.


Business-Historical

Total Luxury Group, Inc., formerly known as Total Entertainment, Inc., formerly known as Kit Farms, Inc. (the "Company"), was incorporated in the State of Indiana on April 22, 1993. At one time, the Company had three wholly-owned subsidiaries: Intercapital Global Fund Ltd., an Antiguan company ("Intercapital Global"), Intercapital Canada Ltd., which was incorporated in the province of Quebec, Canada ("Intercapital Canada"), and Total Entertainment, an inactive Delaware corporation ("Total Entertainment"). As at December 31,2005 ,the Company only held Total Entertainment ,(Delaware) Inc. as its only wholly owned subsidiary.

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

Intercapital Global, the wholly owned subsidiary of Mint Energy, was organized in 1993 by Masselli, as an offshore private investment fund, which from time to time conducted certain investment activities not related to the online gaming business for the benefit of its holders. At the time of its formation, Masselli had voting and investment control. On January 28, 1998, Kit Farms merged with Mint Energy and its related entities, including Intercapital Global. The owners of Intercapital Global contributed their shares to Kit Farms as part of the merger consideration, and became a subsidiary of Kit Farms, later known as Total Entertainment. On February 19, 1998, Kit Farms changed its name to Total Entertainment, Inc.

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

Since August 22, 2002, the Company has had no business activities other than administrative costs necessary for researching an acquisition candidate and for remaining a publicly reporting entity. At December 31, 2005, the Company had no significant revenues and no customers. There are no government contracts and the competitive conditions do not apply as the Company is no longer conducting business. The Company has discontinued its development efforts. The operations of the Company are no longer believed to be, in any significant material way, subject to local, state and federal laws and in regulations governing environmental quality and pollution controls. The Company is unable to assess or predict at this time what affects additional regulation or legislation could have on its activities. As of December 31, 2005, the Company had four employees.


Item 2.  Description of Property

The Company signed a lease for office premises in June 1999 for a period of five years ending July 31, 2004, for a minimum annual rent of $22,000 plus operating costs. This lease has since been terminated. The Company's rent expense for the years ended December 31, 2005 and December 31, 2004 was $0. The Company received office space, rent-free, at Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the years ended December 31, 2005 and December 31, 2004.


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


Item 4.  Submission of Matters to a vote of Security Holders

None.

                                     PART II



Item 5.  Market for Common Equity and Related Stockholder Matters

As of December 31, 2005, there were 221 registered holders of shares of the outstanding common stock of the Company. The Company's common stock is traded on the over-the-counter bulletin board ("OTCBB") from 1998 under the symbol TIEI.OB.

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

The Company took action with respect to its auditor immediately upon learning that he was not PCAOB certified. The Company has also cooperated fully with the SEC in order to bring the Company's filings back into compliance. Mr. Diamond never provided the Exhibit 16 letter for the 8-K/A, which resulted in a delay in responding to the SEC's comments. Do to his failure to respond, the Company was obligated to undergo additional review and audits. The Company was re-listed on the OTCBB, on February 16, 2006.

Prices shown are closing prices without adjustments, interdealer markups, commissions or discounts.


                 2004               2004               2004               2004
                 First             Second              Third             Fourth
                Quarter            Quarter            Quarter            Quarter
--------------------------------------------------------------------------------
High Bid         $0.39              $0.17              $0.17              $0.17
--------------------------------------------------------------------------------
Low Bid          $0.12              $0.12              $0.10              $0.05
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                 2005               2005               2005               2005
                 First             Second              Third             Fourth
                Quarter            Quarter            Quarter            Quarter
--------------------------------------------------------------------------------
High Bid         $0.52              $0.46              $0.33              $0.52
--------------------------------------------------------------------------------
Low Bid          $0.09              $0.22              $0.16              $0.23
--------------------------------------------------------------------------------


Holders

As of December 31, 2005, there were 146 record holders and approximately 946 beneficial owners of the Common Stock. No dividends have been paid to shareholders to date and no assurance can be made that any dividends will ever be paid to shareholders. The Company's board of directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's board of directors.


Recent Sales of Unregistered Securities

The following sets forth securities sold by the Company us in the last three years without registration under the Securities Act. Unless otherwise noted, in each case the Company sold shares of common stock or warrants to acquire common stock in private transactions to persons it believed were "accredited investors" and/or "sophisticated investors" not affiliated with the Company unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. The Company relied upon, exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated there under in each of these instances. In each case, the Company did not engage in general solicitation and advertising and the shares were purchased by investors with whom the Company, through its officers and directors, had preexisting relationships. Each person had access to information equivalent to that, which would be included on a registration statement on the applicable form under the Securities Act. The Company did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

On October 31, 2002, the Company issued shares of its Common Stock with a fair value of $678,000 for the business rights, domain names, trademarks and formulas owned by Rock Candy Cosmetics, Inc.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company has no primary income source or operations at this time. Since August 22, 2002, the Company has had no business activities other than administrative costs necessary, for researching an acquisition candidate or business plan and for remaining a publicly reporting entity. In November 2004,the Company obtained a distribution agreement with MCM, AG. On March 17,
2004,the Company entered into an asset purchase agreement with Beth Bender, Inc., a development stage enterprise. After performance of due diligence, the Company and Beth Bender mutually agreed to terminate the asset purchase agreement. The Company has no off-balance-sheet arrangements.


Critical Accounting Policies and Estimates

For information concerning accounting policies, refer to Note 1 of consolidated financial statements.



Item 7.  Financial Statements

                             TOTAL LUXURY GROUP INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                       (Amounts Expressed in U.S. Dollars)

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:

    Consolidated Balance Sheets                                              F-3

    Consolidated Statements of Operations                                    F-4

    Consolidated Statements of Cash Flows                                    F-5

    Consolidated Statement of Changes in Stockholders' Deficiency            F-6

    Notes to Consolidated Financial Statements                       F-7 to F-13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Total Luxury Group Inc.

We have audited the consolidated balance sheet of Total Luxury Group Inc. as at December 31,2005 and 2004 and the related consolidated statements of operations and changes in stockholders' deficiency and cash flows for the year ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Luxury Group Inc. as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As outlined in note 2 to the consolidated financial statements, the company has reported a net liability position and has accumulated operating losses since inception. This raises substantial doubt of its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              (/s)
                                             Schwartz Levitsky Feldman LLP
                                             Chartered Accountants
                                             Toronto , Ontario , Canada
                                             April 10, 2006



                             TOTAL LUXURY GROUP INC.
                           Consolidated Balance Sheets
                        As At December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
------------------------------------------------------------------------------------

                                                              2005           2004
                                                          -----------    -----------
ASSETS


Property, and equipment
Computer equipment                                        $      --          314,744
   Furniture and fixtures                                        --           48,845
                                                          -----------    -----------
                                                                 --          363,589

Less accumulated depreciation                                    --         (352,415)

                                                                 --           11,174
                                                          -----------    -----------

Total assets                                              $      --      $    11,174
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current

Accounts payable and accrued liabilities                  $    12,000    $    46,000
Deferred compensation                                       1,325,450      1,325,450
Due to directors and stockholders                             692,664        643,664
                                                          -----------    -----------

Total current liabilities                                   2,030,114      2,015,114

Stockholders' Deficiency
Common stock, $0.001 par value; authorized,
  200,000,000 shares; issued and outstanding, 7,603,826
  shares at December 31,2005 and 2004                     $     7,604    $     7,604
Additional paid-in capital                                  2,735,479      2,735,479
Accumulated deficit                                        (4,773,197)    (4,747,023)
                                                          -----------    -----------

Total stockholders' deficit                                (2,030,114)    (2,003,940)

Total liabilities and stockholders' deficiency            $      --      $    11,174
                                                          ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             TOTAL LUXURY GROUP INC.
                      Consolidated Statements Of Operations
                  For the Year Ended December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                         2005           2004
                                                     -----------    -----------

Revenues (note 3)


Total revenue                                        $      --      $      --
                                                     ===========    ===========


Operating expenses
   Write down of property and equipment                   11,174           --
   Selling, general and administrative                    15,000         12,000
   Depreciation and amortization                            --            4,275
                                                                    -----------

                                                          26,174         16,275

   Loss from operations                                  (26,174)       (16,275)
                                                     -----------    -----------


Income (loss) before provision for
  income taxes                                           (26,174)       (16,275)

   Provision for income taxes                               --             --
                                                            --             --
                                                     -----------    -----------

Net (loss)                                           $   (26,174)   $   (16,275)
                                                     -----------    -----------


Net  (loss) per common share, basic and diluted      $      --      $      --
                                                     ===========    ===========


Weighted average number of common shares
 outstanding                                           7,603,826      7,603,826


The accompanying notes are an integral part of these consolidated financial statements.



                             TOTAL LUXURY GROUP INC.
                      Consolidated Statements Of Cash Flows
                 For the Year Ending December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
-------------------------------------------------------------------------------------

                                                                  2005         2004
                                                               ---------    ---------
Operating activities

Net earnings (loss)                                            $ (26,174)   $ (16,275)
Adjustments to reconcile net earnings to net cash used in
  operating activities:
   Depreciation and amortization                                    --          4,275
   Write down of property and equipment                           11,174         --
Increase (decrease) in cash from changes in operating assets and liabilities:
       Accounts payable and accrued liabilities                  (34,000)    (109,964)
                                                               ---------    ---------

Net cash flows provided by (used in)
operating activities                                             (49,000)    (121,964)
                                                               ---------    ---------


Financing activities

   Advances from directors and stockholders                       49,000      121,893
                                                               ---------    ---------

                                                                  49,000      121,893
                                                               ---------    ---------

Net increase (decrease) in cash                                     --            (71)

Cash, beginning of the year                                         --             71
                                                               ---------    ---------

Cash, end of the year                                          $    --      $    --
                                                               =========    =========

Supplemental disclosure of cash flow information:

   Interest paid                                               $    --      $    --
                                                               =========    =========


   Income tax paid                                             $    --      $    --
                                                               =========    =========


The accompanying notes are an integral part of these consolidated financial statements.



                             TOTAL LUXURY GROUP INC.
          Condolidated Statement Of Changes In Stockholders' Deficiency
                               For the Year Ended
                     December 31, 2005 and December 31,2004
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------------------------


                                             Common Stock

                                              Paid-Up     Accumulated  Shareholders'
                                 Shares        Amount       Capital       Deficit      Deficiency
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2003      7,603,826         7,604     2,735,479    (4,730,748)    (1,987,665)



Net loss for the year ended
  December 31, 2004                  --            --            --         (16,275)       (16,275)
                              -----------   -----------   -----------   -----------    -----------



Balance, December 31, 2004      7,603,826   $     7,604   $ 2,735,479   $(4,747,023)   $(2,003,940)
                              ===========   ===========   ===========   ===========    ===========




Net loss for the year ended
  December 31, 2005                  --            --            --         (26,174)       (26,174)
                              -----------   -----------   -----------   -----------    -----------



Balance, December 31, 2005      7,603,826   $     7,604   $ 2,735,479   $(4,773,197)   $(2,030,114)
                              ===========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------



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


Earnings  (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per share are not presented because they are anti-dilutive.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's current liabilities approximate their estimated fair values due to their short-term maturities.


Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.


Income taxes

The Company is responsible for filing a United States Federal income tax return. The company's sole subsidiary files U.S. Federal income tax return.

Deferred Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), resulting in two components of Income Tax Expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements.

Deferred  tax  assets  have  also  been   recognized   for  net  operating  loss
carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized.


Comprehensive Income

The Corporation has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments. For the years ended December 31, 2005 and 2004 the company had no components of comprehensive income.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

Recently issued accounting policies

SFAS No. 151-Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).

SFAS No. 152-Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position.

SFAS No. 153-Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

SFAS No. 123 (revised 2004)-Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.

SFAS No. 132 (revised 2003)- Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

SFAS No. 154 - Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------



SFAS No. 156 - Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.



Other

The company has selected December 31 as its year-end.

The Company paid no dividends in 2005 or 2004.


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


Note 3 - Business activities

Total Luxury Group, Inc., formerly known as Total Entertainment Inc. (the Company), incorporated in the State of Indiana, had three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the
Province of Quebec, and Total Entertainment (Delaware) Inc., an inactive Delaware company. The company presently has only one wholly owned subsidiary in Total Entertainment (Delaware) Inc., which is inactive and not having any assets.

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


Since August 22, 2002 through December 2005 the Company had no substantial business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity. The Company currently operates a website www.mcmstore.com. The website has not produced any revenue or income in 2005.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

Note 4. Capital stock and stock options

(a) Common Stock Transactions

The company did not issue any common shares during 2005 and 2004.


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

The Company had no options granted, exercised or forfeited during the years ended December 31, 2005 and 2004. The following table summarizes information about the shares outstanding and exercisable for options, at December 31, 2005 and 2004.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

                                        Weighted-Average
Remaining              Number           contractual remaining      Number
exercisable prices     Outstanding      in years                   exercisable
------------------     -----------      ---------------------      -----------



   $.1875                66,500                 0.1                   66,500
      .15                 2,750                0.75                    2,750
                         69,250                                       69,250
===========                                 ===========




Note 5. Related party transactions

(a) Deferred Compensation

Mr. Masselli of the Company has agreed to defer his annual salary. The deferred salary shall be paid to him in cash or stock of the Company at such future time as he may elect pursuant to written notice to the Company, and as approved by the board of directors.

(b) Due To Directors and Stockholders

From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2005 and 2004.Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------



Note 6. Income taxes

The Company had net operation losses of approximately $1,660,000 , which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended December 31, 2005 and 2004.

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

On June 8, 2005, the Company engaged Schwartz Levitsky Feldman, LLP as its auditors. During the term of Mr. Diamond's engagement and through June 8, 2005, there had been no disagreements with Mr. Diamond on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of Mr. Diamond, would have caused Mr. Diamond to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for the year ended December 31, 2004. In addition, there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-B.

During the last two completed fiscal years and the interim periods (the "Reporting Period") and prior to their engagement, neither the Company nor anyone on its behalf consulted Schwartz Levitsky Feldman, LLP regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Mr. Diamond, as there were none.

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


Changes in Internal Controls Over Financial Reporting

No changes in the internal controls over financial reporting have come to management's attention during the last fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that management will continue to refine as it performs quarterly evaluations. Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005 (the evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005, the most recent evaluation date of such, including any corrective actions with regard to significant deficiencies and material weaknesses, except as otherwise described herein.

                                    PART III

Item 9. Directors and Executive Officers and Significant Members of Management

The composition and biographies of the directors and officers are as follows:

                                                      POSITION WITH
NAME                                    AGE             THE COMPANY
--------------------------------------------------------------------------------

Sandy J. Masselli, Jr. (1)(4)           42      Chairman of the Board and
                                                Chief Executive Officer
Robert  D. Bonnell (1)(2)(3)(4)         59      President and Director
Richard B. Davis (3)                    58      Director and
Samuel G.S. Hughes (1)(2)(4)            60      Director

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


ROBERT D. BONNELL has served as a director of the Company since September 30, 1998 and President since January 26, 2005. He has over 25 years'experience in the marketing and public relations industries. From 1992 to the present, Mr. Bonnell has served as Chairman and Chief Executive Officer of Skiff Lake
Holdings Limited, a private holding company with positions in real estate,investments and trusts. During this period, he also served as Chairman of Commicer, an international company specializing in corporate communications and advice in connection with mergers and acquisitions. Previously, Mr. Bonnell worked as Managing Director and in other senior positions for Public & Industrial Relations, Canada's largest public relations firm. In addition, Mr.Bonnell has served as a past director of several other companies including,Windsor Investments S.A. in Luxemburg, Tudor Deutch International and Windsor Energy Corporation in Tulsa, Oklahoma (which position he currently holds). He earned a Bachelor of Arts degree with honors in political science and economics from Ricker College, University of New Brunswick.


RICHARD B. DAVIS has served as a director of the Company since September 30, 1998. He is a certified public accountant, licensed to practice in New York and New Jersey. From 1976 to the present, Mr. Davis has been engaged in the private practice of accounting, providing services to many companies and individuals. Prior to that time, Mr. Davis spent many years working in the tax and other departments at several major accounting firms, including Peat Marwick,Mitchell & Co., and Touche Ross & Co. Mr. Davis is a member of the American Institute of Certified Public Accountants, the New York Society of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. He earned a Bachelor of Business Administration degree from City College of New York.

SAMUEL G.S. HUGHES has served as a director of the Company since December , 2003. Mr Hughes has served as a director in many different companies and brings a wealth of knowledge to the Company. Mr. Hughes is a graduate of Upper Canada College and Queens University.




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

         3. an audit committee comprised of Richard B. Davis and Robert D.Bonnell. The audit committee was established in 2001 and reviews with the independent public accountants, the scope and timing of their audit services and any other services which they are asked to perform. The accountants report on the financial statements following completion of their audit and the policies and procedures with respect to internal accounting and financial controls. In addition, the audit committee makes annual recommendations to the board of directors for the appointment of independent public for the ensuing year. Mr. Davis is the financial expert serving on the Audit Committee; and

         4.       a  nominating   committee  comprised  of  Sandy  J.  Masselli,
                  Jr.,Robert D. Bonnell and Samuel G.S. Huges.

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


Deferred Compensation of Officers

Mr. Masselli of the Company has agreed to defer his annual salary. The deferred salary shall be paid to him in cash or stock of the Company at such future time as he may elect pursuant to written notice to the Company, and as approved by the board of directors.


Issuances and Payments

The Company is not a party to any employment or consulting agreement with any named executive officers. Set forth below is information concerning the compensation for the chief executive officer. No other executive officers of the Company earned any compensation in the year ended December 31, 2005.


Sandy J. Masselli, Jr.

                 Summary Compensation                  Awards
                 ---------------------               ----------
                   Other                     Securities
                   Annual                   Underlying
 Year              Salary      Bonus       Compensation       Options/SARs
--------         ----------   -------    -----------------  ----------------
 2004                $0         $0            $0                   $0
 2005                $0         $0            $0                   $0


(1) Mr. Masselli became the Chief Executive Officer of the Company as of January
23, 1998. He agreed to defer the compensation due him pursuant to a deferred compensation arrangement. As at December 31,2005 the Company currently owes Mr.
Masselli approximately $1,325,000 in deferred compensation.


Long Term Incentive Plan

The Company made no awards to the named executive officers under any long-term incentive plan during the fiscal year ended December 31, 2005.

Aggregate Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

The Company did not grant any options to purchase shares of common stock to its directors and executive officers during the fiscal year ended December 31, 2005.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth  certain  information  regarding the  beneficial ownership of the common stock and total voting stock as of December, 31 2005 by:
(i) each  stockholder  known by us to  beneficially  own in  excess of 5% of the outstanding shares of common stock; (ii) each director;  and (iii) all directors and officers as a group. As of December 31, 2005, there were 7,603,826 shares of common stock issued and outstanding. Except as otherwise indicated in the notes, the persons named below hold sole voting and  disposition  power with respect to the shares.

                                                  Common Stock                  All Voting
                                                Number of Shares                  Stock
                                              ---------------------    ----------------------------
                                                 of Common Stock        Percent of     Percent of
Name and Address                              Beneficially Owned(1)       Class(2)    Voting Shares
------------------------------------------    ---------------------    ------------   -------------
Sandy J. Masselli, Jr.                            72,500,000(3)             9.5           59.5
Robert D. Bonnell                                  2,350,000(4)             4.0            4.0
John Masselli                                        750,000(5)             1.2            1.2
Richard B. Davis                                     250,000(6)              .4             .4
Intercapital Asset Management Limited             57,000,000(7)            49.8           49.8
   c/o The Royal Bank of Scotland
   Shirley & Charlotte Street
   Nassau, The Bahamas

All directors and executive officers as a         75,850,000               65.1           65.1
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

(3) This amount consists of (i) 10,000,000 shares of Common Stock held, directly or indirectly, by Sandy Masselli's family and relatives, with respect to which Mr. Masselli is in a position to exercise voting and investment power, (ii) 3,000,000 common stock options issued to Mr. Masselli, (iii) 2,500,000 common stock options issued to Mr. Masselli's brother, Joseph H. Masselli, with respect to which Mr. Masselli is in a position to exercise voting and investment power, and (iv) 57,000,000 common stock options (the Global Options) held by Intercapital Asset Management Limited, a Bahamian corporation (ICAM) as transferee from Intercapital Global, with respect to which Mr. Masselli is in a position to exercise voting and investment power. All of the 62,500,000 common stock options referred to in clauses (ii), (iii) and (iv) above are exercisable at any time at $0.1875 per share and expire on February 3, 2006. The Company extended the exercisable date to May 3, 2007 to Intercapital Asset Management Limited, an investment management company controlled by Mr. Masselli,. ICAM is also listed in the table as an additional beneficial owner of the Global Options.

(4) 2,000,000 of this amount consists of common stock options issued to Mr. Bonnell. The options are exercisable at any time at $0.15 per share and expire on September 30, 2006. Of the remaining 350,000 shares beneficially owned by Mr.Bonnell, 170,000 are held directly and 180,000 are held through a family holding company of which Mr. Bonnell is the Chairman and CEO.

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


Item 12. Certain Relationships and Related Party Transactions

Formation of the Company

The Company was incorporated on April 22, 1003 in the State of Indiana under the name Kit Farms Inc. (Kit). From 1993 until 1995 Kit engaged in the business of pet food manufacturing and processing. From 1995 until January 1998, Kit was inactive. On January 28, 1998, Mint Energy, Inc., a Delaware corporation (Mint), merged with and into Kit, with Kit being the surviving corporation (the Merger). Concurrently, Intercapital Global was contributed to Kit by its shareholders, and became a wholly owned subsidiary of Kit. Mint and Intercapital Global had the same beneficial owners (the beneficial owners) at the date of the Merger. After the Merger, Kit changed its name to the present name of the Company and in September 1998, the Company commenced its present Internet casino business.

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

Prior to the Merger, Mint owned certain Internet casino hardware and software through its two wholly owned subsidiaries, Online Software, Inc., a Delaware corporation (OSI), and Online Casinos, Inc. a Delaware corporation (OCI), and Intercapital Global owned a gaming license issued by the government of Honduras. From 1996 through the date of the Merger, the beneficial owners of these entities advanced approximately $2 million which are reflected as capital contributions to such entities to fund expenditures relating to research and development of the online gaming business and software. As a result of the Merger, OSI and OCI became wholly-owned subsidiaries of the Company and were later merged with and into the Company with the Company surviving. Intercapital Global was organized in October 1993 as an offshore private corporation.


Other

From time to time, certain officers and directors of the Company have directly paid certain Company expenses. Such transactions have been recorded in the Company's books as due to officers, and do not bear interest. There are no scheduled terms of repayment on such amounts.



Item 13. Exhibits

14.1     Code of Ethics

21.1     Subsidiaries of the Small Business Issuer

16.1 Letter on Change in Certifying Accountant, (none provided - see Current Report on Form 8-K/A filed with the SEC on August 5, 2005 (SEC File No. 000 -28497))

31.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Robert Lawand pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Robert Lawand pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14. Principal Accountant Fees and Services

AUDIT FEES: The audit fees for 2005 from Schwartz, Levitsky, Feldman, LLP for 2005 were $3,000 for the annual audit and review of Form 10-KSB .

TAX FEES: The fees for the corporate tax return for 2005 will be $0 as compared to $0 for 2004 returns.

All fees and the retaining of auditors was done by the audit committee with the approval of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            TOTAL LUXURY GROUP, INC.


                                      /S/ Sandy J. Masselli, Jr.
                                      --------------------------
Date:  March 31, 2006                 Sandy J. Masselli, Jr.,
Chief Executive Officer, Chairman of the Board of Directors, and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  Sandy J. Masselli, Jr.
Date:  March 31, 2006
---------------------------------------
Sandy J. Masselli, Jr.,
Chief Executive Officer, Chairman
of the Board of Directors, and Director

By: /s/  Robert D. Bonnell
Date:  March 31, 2006
---------------------------------------
Robert D. Bonnell
President and Director

By: /s/  Richard B. Davis
Date:  March 31, 2006
---------------------------------------
Richard B. Davis
Director

                                  EXHIBIT INDEX


--------------------------------------------------------------------------------
14.1   Code of Ethics
--------------------------------------------------------------------------------
21.1   Subsidiaries of the Small Business Issuer
--------------------------------------------------------------------------------
16.1 Letter on Change in Certifying Accountant, (none provided - see Current Report on Form 8-K/A filed with the SEC on August 5, 2005 (SEC File No. 000-28497))
--------------------------------------------------------------------------------
31.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
31.2 Certification of Robert Lawand pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
32.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
32.2 Certification of Robert Lawand pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------