Form 10QSB
period 2006-03-31
TOTAL LUXURY GROUP INC
filed 2006-05-15
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

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
================================================================================
             (Exact name of registrant as specified in its charter)

          Indiana                                        35-1504940
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       501 Fifth Avenue New York, NY 10017
                       -----------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (212) 682-7888


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. 7,603,826 shares as of May 12, 2006.

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                    PART I. Financial Information (Unaudited)

                    Total Luxury Group, Inc. and Subsidiaries
                        Consolidated Balance Sheet as at
                      December 31, 2005 and March 31, 2006

                                                   December 31,     March 31,
                                                       2005           2006
                                                                   (unaudited)
                                                   ------------    ------------
ASSETS

Current assets
     Cash                                          $       --      $       --
                                                   ------------    ------------
         Total current assets                              --              --

Property and equipment
     Computer equipment                                       0               0
     Other furniture and fixtures                             0               0
                                                   ------------    ------------
                                                           0.00            0.00
     Less accumulated depreciation                            0               0
                                                   ------------    ------------
                                                   $       0.00    $       0.00
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)

Current liabilities
     Accounts payable and accrued liabilities      $     12,000    $     12,000
     Deferred compensation                            1,325,450       1,325,450
     Due to directors and stockholders                  692,664         692,664
                                                   ------------    ------------
         Total current liabilities                    2,030,114       2,030,114

Stockholders' equity (deficiency)
     Common stock, $.001 par value;
     authorized, 200,000,000 shares;
     issued and outstanding; 7,603,826
     shares at December 31, 2005 and
     7,603,826 at March, 2006                             7,604           7,604
     Additional paid-in capital                       2,735,479       2,735,479
     Accumulated deficit                             (4,773,197)     (4,773,197)
                                                   ------------    ------------
                                                     (2,030,114)     (2,030,114)
                                                   ------------    ------------
                                                   $          0    $          0
                                                   ============    ============

                    Total Luxury Group, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                   Three months ended March 31, 2006 and 2005


                                   (unaudited)

                                                      March 31,      March 31,
                                                         2006           2006
                                                     -----------    -----------
Income
                                                     $      --      $      --
                                                            --             --
                                                     -----------    -----------
Net Income                                                  --             --

Costs and expenses
     Cost of operations                                     --             --
     Selling, general and administrative                    --             --
     Depreciation and amortization                          --             --
                                                     -----------    -----------

NET INCOME (LOSS) FOR THE PERIOD                     $       (00)   $       (00)
                                                     ===========    ===========
Income (loss) per common share
     Basic                                           $      (.00)   $      (.00)
     Diluted                                         $      (.00)   $      (.00)

Weighted-average shares outstanding
used in computing income (loss)
per common share

     Basic                                             7,603,826      7,603,826
                                                     ===========    ===========
     Diluted                                           7,603,826      7,603,826
                                                     ===========    ===========

                    Total Luxury Group, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                   Three months ended March 31, 2006 and 2005


                                   (unaudited)

                                                      March 31,      March 31,
                                                         2006           2005
                                                     -----------    -----------
Cash flows from operating activities
     Net income (loss)                                       (00)           (00)
     Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities
         Depreciation and amortization                        --             --
         Increase (decrease) in cash from
         changes in operating assets
         and liabilities
              Accounts receivable                             --             --
              Accounts payable and
              accrued liabilities                            (00)            --
              Deferred compensation                          (00)            --
                                                     -----------    -----------
                  Net cash provided by
                  (used in) operating activities              (0)             0

Cash flows from investing activities
     Payments received on Note Receivable                     --             --
                                                     -----------    -----------
                  Net cash provided by (used in)
                  investing activities                        --             --

Cash flows from financing activities
     Principal payments on capital leases                     --             --
     Advances from (repayments to) directors and
     stockholders, net                                        --             --
                                                     -----------    -----------
     Net cash provided by (used in) financing
     activities                                               --             --
                                                     -----------    -----------
     NET INCREASE (DECREASE) IN CASH                           0             (0)

Cash at beginning of period                                    0             (0)
                                                     -----------    -----------
Cash at end of period                                         --             --
                                                     ===========    ===========


                             TOTAL LUXURY GROUP INC.
          Condolidated Statement Of Changes In Stockholders' Deficiency
                               For the Year Ended
                     December 31, 2005 and December 31,2004
                  (Amounts expressed in United States Dollars)


                                 Common Stock

                                                 Paid-Up     Accumulated  Shareholders'
                                    Shares        Amount       Capital       Deficit      Deficiency
                                 -----------   -----------   -----------   -----------    -----------


Balance, December 31, 2004         7,603,826   $     7,604   $ 2,735,479   $(4,747,023)   $(2,003,940)
                                 ===========   ===========   ===========   ===========    ===========




Net loss for the year ended
  December 31, 2005                     --            --            --         (26,174)       (26,174)
                                 -----------   -----------   -----------   -----------    -----------



Balance, December 31, 2005         7,603,826   $     7,604   $ 2,735,479   $(4,773,197)   $(2,030,114)
                                 ===========   ===========   ===========   ===========    ===========

Net loss for the period  ended
  March  31, 2006                       --            --            --            --             --
                                 -----------   -----------   -----------   -----------    -----------



Balance, March 31, 2006            7,603,826   $     7,604   $ 2,735,479   $(4,773,197)   $(2,030,114)
                                 ===========   ===========   ===========   ===========    ===========














The accompanying notes are an integral part of these consolidated financial statements.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                       December 31, 2005 and March 31,2006
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------



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

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                       December 31, 2005 and March 31,2006
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

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

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                       December 31, 2005 and March 31,2006
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

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


Since August 22,2002 through December 2005 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                       December 31, 2005 and March 31,2006
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------


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

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                       December 31, 2005 and March 31,2006
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------


                                             Weighted-Average
Remaining                  Number         contractual remaining        Number
exercisable prices      Outstanding             in years             exercisable
------------------      -----------       ---------------------      -----------


    $.1875                 66,500                 0.1                   66,500
        .15                 2,750                0.75                    2,750
----------------                          ---------------------
                           69,250                                       69,250
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

Note 7. Subsequent Events

On May 1, 2006 the Company announced that it has entered into an agreement to acquire an apparel holding company known as International Apparel Group, Inc., which includes wholly owned subsidiary Original Gear, Inc., and a license with legendary rapper DMC, as well as other licensed and private label production for Converse, Randy Moss, and the NIFL.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                       December 31, 2005 and March 31,2006
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------



The closing is set for no latter then June 1, 2006, prior to which both companies will engage in a short period of additional due diligence.

Following this transaction, the Company intends to actively implement a growth strategy through additional acquisitions and licensed programs.

For additional information: www.IAGFashions.com

Total Luxury Group, Inc., which currently holds a distributorship agreement for MCM, AG, has been seeking additional opportunities within the consumer products industry, for acquisition of companies that have a proven management team, and desirable products or services.

International Apparel Group, Inc. is an apparel holding company that through its subsidiary companies manufactures and sells apparel to major retailers and distributors around the world.


Original Gear, Inc., the first subsidiary in the IAG umbrella, manufactures and distributes apparel under company owned trademarks "Original Gear" and "OG," a license from legendary rapper DMC, as well as other licensed and private label production for Converse, Randy Moss, the NIFL and others.

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

On August 22, 2002, The Company concluded an agreement whereby it sold its interest in Online Sports Book.com ("Online") including the equipment, the domain name and any goodwill associated with the business. The purchase price was satisfied by the purchaser assuming all the liabilities of Online and a royalty agreement whereby Online would pay the Company 10% of the gross profits for 12 months following the date of closing. >From August 2002 through December 31, 2002, the Company earned $84,750. The Company is no longer engaged in Internet gaming activities.

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

                            TOTAL LUXURY GROUP, INC.

                                /S/ Sandy J. Masselli, Jr.
                               -------------------------------------------------
Date:  May 12,2006             Sandy J. Masselli, Jr.,
                               Chief Executive Officer, Chairman of the Board of
                               Directors, and Director