Form 10QSB
period 2006-06-30
TOTAL LUXURY GROUP INC
filed 2006-08-14
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
June 30,2006
                                                          ----------------------

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

                501 Fifth Avenue, Suite 2001, New York, NY 10017
                    (Address of principal executive offices)
================================================================================
        Registrant's telephone number, including area code (212) 682-7888



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

Yes |X| No |_|

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.17,853,826 shares as of August 11, 2006.

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                    PART I. Financial Information (Unaudited)

                    Total Luxury Group, Inc. and Subsidiaries
                        Consolidated Balance Sheet as at
                       June 30, 2006 and December 31, 2005

                                                     June 30,      December 31,
                                                       2006            2005
                                                   ------------    ------------
ASSETS

Current assets
     Cash                                          $       --      $       --
                                                   ------------    ------------
         Total current assets                              --              --

Property and equipment
     Computer equipment                                       0               0
     Other furniture and fixtures                             0               0
                                                   ------------    ------------
                                                           0.00            0.00
     Less accumulated depreciation                            0               0
                                                   ------------    ------------
                                                   $       0.00    $       0.00
                                                   ============    ============



 LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)

Current liabilities
     Accounts payable and accrued liabilities      $     12,000    $     12,000
     Deferred compensation                            1,325,450       1,325,450
     Due to directors and stockholders                  692,664         692,664
                                                   ------------    ------------
         Total current liabilities                    2,030,114       2,030,114

Stockholders' equity (deficiency)
     Common stock, $.001 par value;
     authorized, 200,000,000 shares;
     issued and outstanding; 7,603,826
     shares at June 30, 2006 and
     7,603,826 at December 31 2005                        7,604           7,604
     Additional paid-in capital                       2,735,479       2,735,479
     Accumulated deficit                             (4,773,197)     (4,773,197)
                                                   ------------    ------------
                                                     (2,030,114)     (2,030,114)
                                                   ------------    ------------
                                                   $          0    $          0
                                                   ============    ============

                    Total Luxury Group, Inc. and Subsidiaries

                        Consolidated Statement of Income

                    Three months ended June 30, 2006 and 2005
                                   (unaudited)

                                                       June 30,       June 30,
                                                         2006           2005
                                                     -----------    -----------
Income
                                                     $      --      $      --
                                                            --             --
                                                     -----------    -----------
Net Income                                                  --             --

Costs and expenses
     Cost of operations                                     --             --
     Selling, general and administrative                    --             --
     Depreciation and amortization                          --             --
                                                     -----------    -----------

NET INCOME (LOSS) FOR THE PERIOD                     $       (00)   $       (00)
                                                     ===========    ===========
Income (loss) per common share
     Basic                                           $      (.00)   $      (.00)
     Diluted                                         $      (.00)   $      (.00)

Weighted-average shares outstanding
used in computing income (loss)
per common share

     Basic                                             7,603,826      7,603,826
                                                     ===========    ===========
     Diluted                                           7,603,826      7,603,826
                                                     ===========    ===========

                    Total Luxury Group, Inc. and Subsidiaries

                      Consolidated Statement of Cash flows

             For the Six months ended June 30,2006 and June 30,2005

                                   (unaudited)

                                                        June 30,      June 30,
                                                          2006          2005
                                                       ----------    ----------
Cash flows from operating activities
     Net income (loss)                                        (00)          (00)
     Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities
         Depreciation and amortization                        --           --
         Increase (decrease) in cash from
         changes in operating assets
         and liabilities
              Accounts receivable                             --           --
              Accounts payable and
              accrued liabilities                             (00)         --
              Deferred compensation                           (00)         --
                                                       ----------    ----------
                  Net cash provided by
                  (used in) operating activities               (0)            0

Cash flows from investing activities
     Payments received on Note Receivable                    --            --
                                                       ----------    ----------
                  Net cash provided by (used in)
                  investing activities                       --            --

Cash flows from financing activities
     Principal payments on capital leases                    --            --
     Advances from (repayments to) directors and
     stockholders, net                                       --            --
                                                       ----------    ----------
     Net cash provided by (used in) financing
     activities                                              --            --
                                                       ----------    ----------
     NET INCREASE (DECREASE) IN CASH                            0            (0)

Cash at beginning of period                                     0            (0)
                                                       ----------    ----------
Cash at end of period                                        --            --
                                                       ==========    ==========



                             TOTAL LUXURY GROUP INC.
          Condolidated Statement Of Changes In Stockholders' Deficiency
                               For the Year Ended
                       June 30, 2006 and December 31,2005
                  (Amounts expressed in United States Dollars)


                                 Common Stock

                                                    Paid-Up       Accumulated    Shareholders'
                                     Shares          Amount         Capital         Deficit        Deficiency
                                 -------------   -------------   -------------   -------------    -------------

Balance, December 31, 2004           7,603,826   $       7,604   $   2,735,479   $  (4,747,023)   $  (2,003,940)
                                 =============   =============   =============   =============    =============


Net loss for the year ended
  December 31, 2005                       --              --              --           (26,174)         (26,174)
                                 -------------   -------------   -------------   -------------    -------------



Balance, December 31, 2005           7,603,826   $       7,604   $   2,735,479   $  (4,773,197)   $  (2,030,114)
                                 =============   =============   =============   =============    =============

Net loss for the period  ended
  June  30, 2006                          --              --              --              --               --
                                 -------------   -------------   -------------   -------------    -------------



Balance, June 30, 2006               7,603,826   $       7,604   $   2,735,479   $  (4,773,197)   $  (2,030,114)
                                 =============   =============   =============   =============    =============














The accompanying notes are an integral part of these consolidated financial statements.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31,2005
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------



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

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                        June 30,2006 andDecember 31, 2005
                  (Amounts expressed in United States Dollars)

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

Deferred Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), resulting in two components of Income Tax Expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets have also been recognized for net operating loss carry-forwards and tax credit carry-forwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized.


Comprehensive Income

The Corporation has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments. For the Six months ended June 30, 2006 and the year December 31 ,2005 the company had no components of comprehensive income.


Recently issued accounting policies

SFAS No. 151-Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                        June 30,2006 andDecember 31, 2005
                  (Amounts expressed in United States Dollars)



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

The Company paid no dividends in 2006 and 2005.


Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31,2005
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------


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


Since August 22,2002 through June 30,2006 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity.

                             TOTAL LUXURY GROUP INC.
                          Notes to Financial Statements
                        June 30,2006 and Decmeber 31,2005
                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------

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

                             TOTAL LUXURY GROUP INC.
                   Notes to Consolidated Financial Statements
                        June 30,2006 and Decmeber 31,2005

                  (Amounts expressed in United States Dollars)
--------------------------------------------------------------------------------
                                      Weighted-Average
Remaining              Number         contractual remaining      Number
exercisable prices     Outstanding    in years                   exercisable
------------------     -----------    ---------------------      -----------

     $.1875               66,500              0.1                  66,500
        .15                2,750              0.75                  2,750
------------------     -----------    ---------------------      -----------
                          69,250                                    69,250
                       ===========                               ============


Note 5. Related party transactions

(a)  Deferred Compensation

     Mr. Masselli of the Company has agreed to defer his annual salary. The deferred salary shall be paid to him in cash or stock of the Company at such future time as he may elect pursuant to written notice to the Company, and as approved by the board of directors.

(b)  Due To Directors and Stockholders

     From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2006 and 2005.Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.


Note 6. Income taxes

The Company had net operation losses of approximately $1,660,000 , which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended June 30, 2006 and December 31 ,2005.

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

The closing is set for no latter then July 31, 2006 at which point all additional due diligence would have been completed.

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

Schwartz Levitsky Feldman, LLP resigned as the company's auditors. During their term through June 7, 2005, there had been no disagreements with the Company on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of Schwartz Levitsky Feldman, LLP, would have caused Schwartz Levitsky Feldman, LLP to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for the year ended December 31, 2005. In addition, there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-B.

The Company engaged the firm Berkovits, Lago and Company LLP as the company's new auditors. During the last two completed fiscal years and the interim periods (the "Reporting Period") and prior to their engagement, neither the Company nor anyone on its behalf consulted Berkovits, Lago and Company LLP regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Schwartz Levitsky Feldman, LLP, as there were none.

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

The Company took action with respect to its auditor immediately upon learning that he was not PCAOB certified. The Company has also cooperated fully with the SEC in order to bring the Company's filings back into compliance. Mr. Diamond never provided the Exhibit 16 letter for the 8-K/A, which resulted in a delay in responding to the SEC's comments. Do to his failure to respond, the Company is obligated to undergo additional review and audits. The Company intends to seek to be re-listed on the OTCBB, once the Company has responded to all SEC comments. The Company's auditors Schwartz, Levitsky, Feldman, LLP resigned as its auditors. Subsequent to this resignation the Company has engaged the accounting firm of Berkovitz Lago and Company, LLP, of Fort Lauderdale Florida as the auditors of Total Luxury Group, Inc., for the fiscal years beginning December 31, 2006.

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

Results of Operations

The Three Months Ended June 30, 2006 vs. The Three Months Ended June 30, 2005

During the three month period ended June 30, 2006, and June 30, 2005, the Company had no revenues. The Company incurred administrative expenses of $0 in the period in 2006 as compared to $0 for the same six month period in 2005. Net loss of the six month period ended June 30, 2005 was ($0) ($0) per share, while during the same period in 2005 it was ($0), ($0) per share.

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

Changes in Internal Controls Over Financial Reporting

No changes in the internal controls over financial reporting have come to management's attention during the first six months of 2006 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that management will continue to refine as it performs quarterly evaluations. Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006 (the evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to June 30 , 2006, the most recent evaluation date of such, including any corrective actions with regard to significant deficiencies and material weaknesses, except as otherwise described herein.

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

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K

31.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Robert M. Lawand pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Robert M. Lawand pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TOTAL LUXURY GROUP, INC.

                                /S/ Sandy J. Masselli, Jr.
                               -------------------------------------------------
Date:  August 11,2006          Sandy J. Masselli, Jr.,
                               Chief Executive Officer, Chairman of the Board of
                               Directors, and Director