Form 10QSB
period 2006-09-30
TOTAL LUXURY GROUP INC
filed 2006-11-20
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
September 30, 2006
                                                          ----------------------

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

                 11900 Biscayne Blvd. - Ste 620 Miami, Fl. 33181

                    (Address of principal executive offices)

        Registrant's telephone number, including area code (305) 892-6744



              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter perioFd that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.40, 250,797 shares as of November 20, 2006

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

 This report has not been reviewed by the independent auditors in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditors.

"PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                    PART I. Financial Information (Unaudited)


                    TOTAL LUXURY GROUP, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheet as at
                    September 30, 2006 and December 31, 2005


                                                 September 30,     December 31,
                                                      2006             2005
                                                 -------------    -------------
ASSETS

Current assets
     Cash                                        $        --      $        --
     Accounts receivable, net of allowance of
        $51,285 at September 30, 2006                   53,094
                                                 -------------    -------------
         Total current assets                           53,094             --

Property and equipment, NET                             41,180             --
                                                 -------------    -------------

Other assets
     Goodwill                                        1,678,836             --
     Trademarks                                      1,678,836             --
     Licenses                                        3,557,670             --
     Other                                              11,530             --
                                                 -------------    -------------
         Total other assets                          6,926,872             --
                                                 -------------    -------------
Total assets                                     $   7,021,146    $        --
                                                 =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)



Current liabilities
     Accounts payable and accrued liabilities    $     385,696    $      12,000
     Deferred compensation                           1,325,450        1,325,450
     Due to directors and stockholders               2,277,206          692,664
     Other                                             378,287
                                                 -------------    -------------
         Total current liabilities                   4,366,639        2,030,114

Stockholders' equity (deficiency)
     Common stock, $.001 par value;
     authorized, 200,000,000 shares;
     issued and outstanding; 17,353,826
     shares at September 30, 2006 and
     7,603,826 at December 31 2005                      17,354            7,604
     Additional paid-in capital                      9,088,509        2,735,479
     Accumulated deficit                            (6,451,556)      (4,773,197)
                                                 -------------    -------------
                                                     2,654,507       (2,030,114)
                                                 -------------    -------------
                                                 $   7,021,146    $        --
                                                 =============    =============

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    Total Luxury Group, Inc. and Subsidiaries
                        Consolidated Statement of Income
                  Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                 September 30,    September 30,
                                                      2006             2006
                                                 -------------    -------------

Sales                                            $       8,733    $        --

Cost of sales                                              376             --
                                                 -------------    -------------

Gross Profit                                             8,357


Operating expenses
     Selling, general and administrative             1,686,716             --
     Depreciation and amortization                        --               --
                                                 -------------    -------------

NET INCOME (LOSS)                                $  (1,678,359)   $        --
                                                 =============    =============
Income (loss) per common share
     Basic                                       $       (0.21)   $        (.00)
     Diluted                                     $       (0.21)   $        (.00)

Weighted-average shares outstanding
used in computing income (loss)
per common share

     Basic                                           8,032,418        7,603,826
                                                 =============    =============
     Diluted                                         8,032,418        7,603,826
                                                 =============    =============

                    TOTAL LUXURY GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income
                 Three Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                 September 30,    September 30,
                                                      2006             2006
                                                 -------------    -------------

Sales                                            $       8,733    $        --

Cost of sales                                              376             --
                                                 -------------    -------------

Gross Profit                                             8,357


Operating expenses
     Selling, general and administrative             1,686,716             --
     Depreciation and amortization                        --               --
                                                 -------------    -------------

NET INCOME (LOSS)                                $  (1,678,359)   $         (00)
                                                 =============    =============
Income (loss) per common share
     Basic                                       $       (0.16)   $        (.00)
     Diluted                                     $       (0.16)   $        (.00)

Weighted-average shares outstanding
used in computing income (loss)
per common share

     Basic                                          10,311,048        7,603,826
                                                 =============    =============
     Diluted                                        10,311,048        7,603,826
                                                 =============    =============

                    TOTAL LUXURY GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash flows
              For the Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                  September 30,    September 30,
                                                       2006             2005
                                                  -------------    -------------
Cash flows from operating activities
     Net income (loss)                            $  (1,678,359)   $        --
     Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                    2,955             --
         Allowance for doubtful accounts                 17,095
        Changes in operating assets and
        liabilities, excluding the
        effects of acquisitions:
             Accounts receivable                           --               --
             Accounts payable and
                Accrued liabilities                     194,702             --
             Deferred compensation                         --               --
                                                  -------------    -------------
                 Net cash provided by
                 (used in) operating activities      (1,466,562)               0

Cash flows from financing activities
     Advances from (repayments to) directors and
        stockholders, net                             1,463,607             --

                                                  -------------    -------------
     Net cash provided by (used in) financing
     activities                                       1,463,607             --
                                                  -------------    -------------
     NET INCREASE (DECREASE) IN CASH                       --               --

Cash at beginning of period                                --               --
                                                  -------------    -------------
Cash at end of period                             $        --      $        --
                                                  =============    =============


                             TOTAL LUXURY GROUP INC.
          Consolidated Statement of Changes in Stockholders' Deficiency
                            For the Nine Months Ended
               September 30, 2006 and Year Ended December 31, 2005

                                                                                                   Total
                                          Common                    Additional                 Stockholders'
                                          Shares       Common        Paid-in     Accumulated       Equity
                                       Outstanding      Stock        Capital       Deficit       (Deficit)
                                       -----------   ---------------------------------------    -----------
Balance, December 31, 2004               7,603,826   $     7,604   $ 2,735,479   $(4,747,023)   $(2,003,940)

Net loss for the year ended December
  31, 2005                                    --            --            --         (26,174)       (26,174)
                                       -----------   ---------------------------------------    -----------
Balance as of December 31, 2005          7,603,826         7,604     2,735,479    (4,773,197)    (2,030,114)
                                       -----------   ---------------------------------------    -----------

Issuance of shares to acquire
  International Apparel Group            6,600,000         6,600     5,471,400          --        5,478,000

Issuance of shares to repay
  indebtedness of International
  Apparel Group                          2,650,000         2,650       682,030          --          684,680

Issuance of common Stock to acquire
  YMLA and Cabral licenses                 500,000           500       199,500          --          200,000

Net loss for the nine months ended
  September 30, 2006                          --            --            --      (1,678,359)    (1,678,359)
                                       -----------   ---------------------------------------    -----------
Balance as of September 30, 2006        17,353,826   $    17,354   $ 9,088,409   $(6,451,556)   $ 2,654,007
                                       ===========   =======================================    ===========












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

The preparation of Total Luxury Group Inc. (the "Company") financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company's financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances.

Operations

On June 30, 2006, the Company acquired the International Apparel Group (IAG) for
6.6 million share of common stock. IAG is an apparel holding company that through its subsidiary companies manufactures and sells apparel to major retailers and distributors around the world. Original Gear, Inc., one of the subsidiaries in the IAG umbrella, manufactures and distributes apparel under Company owned trademarks "Original Gear" and "OG," a license from legendary rapper DMC, as well as other licensed and private label production for Converse, Randy Moss, the NIFL, Huckapoo and others.

Use of estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

THE MANAGEMENT OF THE COMPANY BELIEVES THAT THE FOLLOWING ACCOUNTING POLICIES REQUIRE A HIGH DEGREE OF JUDGEMENT DUE TO THEIR COMPLEXITY:

Collectibility of accounts receivable

The allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the allowance may need to be significantly increased, which would have a negative impact on operations.

Revenue recognition

Revenue from the sale of apparel is recognized upon the later of (a) the time of shipment or (b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates.

Inventory

The Company reduces inventory on hand to its net realizable value on an item by item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's investment in inventories for such declines in value.

Depreciation

Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives principally on the straight-line method from three to five years.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Earnings (loss) per share

Earnings (loss) per share of common stock are computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per share are not presented because they are anti-dilutive.

Fair value of financial instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure about Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's current liabilities approximates their estimated fair values due to their short-term maturities.

Valuation of long-lived assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Income taxes

The Company is responsible for filing a United States Federal income tax return. The Company's sole subsidiary files a U.S. Federal income tax return.

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

Comprehensive income

The Corporation has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments. For the nine months ended June 30, 2006 and the year December 31, 2005 the Company had no components of comprehensive income.

Recent accounting pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123 (revised 2004) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company adopted SFAS 123 (revised 2004) for the fiscal quarter ending after June 15, 2005. The effect of the adoption of SFAS 123 (revised
2004) is not material.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

Note 2 - Basis of presentation and going concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has reported a net liability position and has accumulated operation losses since its inception, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

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

From August 22, 2002 through June 30, 2006 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity.

Acquisition

On May 1, 2006 the Company announced that it has entered into an agreement to acquire an apparel holding company known as International Apparel Group, Inc., for 6.6 million shares of stock. The closing was on June 30, 2006. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of IAG are included in the consolidated results of the Company as of June 30, 2006, the date of acquisition. Under the purchase method of accounting, the Company has allocated the purchase price of 5,478,000 based on a closing price of the company stock of $0.83, to assets and liabilities acquired based upon their estimated fair values as follows:

                 Current Assets            $    68,155
                 Fixed Assets                   44,135
                 Other assets                   11,530
                 Current liabilities        (1,361,163)
                 Intangibles                 6,715,343
                                           -----------
                 Total Purchase price      $ 5,478,000
                                           ===========


The Company has preliminary allocated the intangibles pending an appraisal, as follows:

                 Trademarks                $ 1,679,000
                 Licenses                    1,679,000
                 Goodwill                    3,357,343
                                           -----------
                 Total Intangibles         $ 6,715,343
                                           ===========

Pro forma operating results for the nine months ended September 30, 2006 and the year ended December 31, 2005, giving effect to the acquisition at the beginning of the respective periods, is as follows:

                                                  Nine Months
                                                     Ended          Year Ended
                                                 September 30,     December 31,
                                                      2006             2005
                                                 -------------    -------------
        Total revenue                            $     146,585    $     118,715
        Net income(loss)                            (2,078,177)        (681,914)

        Basic and diluted net                       10,311,048        7,603,826
                                                 =============    =============
        Income(loss) per share of Common Stock   $       (0.20)   $        (.09)
                                                 =============    =============


The pro forma data is presented for informational purposes only and is not necessarily indicative of future operations. The pro forma operating results should be read in conjunction with the Company's Current Report on Form 8-K filed on October 2, 1998 with the SEC and all subsequent filings amending such Form 8-K.

Merchandise license agreements

The Company issued 400,000 shares of Common Stock and a small sum of cash to acquire a license agreement with Castle Hill Apparel, Inc. for the worldwide master licenses for the young men's labels YMLA and Y-Chrome.


Note 4 - Fixed Assets

At December 31, 2005 and September 30, 2006, fixed assets consisted of the following:

                                            December 31,   September 30,
                                                2005            2006
                                           -------------   -------------
          Office Equipment and furniture   $        --     $      63,655
          Less: accumulated depreciation            --           (22,475)
                                           -------------   -------------
          Fixed assets, net                $        --     $      41,180
                                           =============   =============

Note 5 - Capital stock and stock options

(a) Common stock transactions

During 2006, the Company, in addition to the 6.6 million shares of stock that is issued to acquire IAG and 400,000 shares it acquire the license from Castle hill apparel and Cabral also issued 2,650,000 shares to reduce certain liabilities of IAG, including unpaid salaries and loans.

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

         The Company had no options granted, exercised or forfeited during the years ended December 31, 2005 and 2004 or the nine months ended September 30, 2006. The following table summarizes information about the shares outstanding and exercisable for options, at December 31, 2005 and 2004.


           Remaining           Number           Weighted-            Contractual
          exercisable       outstanding       average number        remaining in
             prices                            exercisable              years
          ----------------------------------------------------------------------
           $.1875             66,500               66,500                0.1

              .15              2,750                2,750               0.75
                          ---------------------------------------
                              69,250               69,250
                          =======================================

Note 6 - Related party transactions

(a) Deferred compensation

Mr. Masselli of the Company has agreed to defer his annual salary. The deferred salary shall be paid to him in cash or stock of the Company at such future time as he may elect pursuant to written notice to the Company, and as approved by the board of directors.

(b) Due to directors and stockholders

>From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2006 and 2005.Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

Note 7 - Income taxes

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

Note 8 - Subsequent Events

Subsequent to September 30, 2006, the Company issued 20,804,979 shares to settle unpaid directors and Officer's fees.

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

On April 19, 2005, the Company was notified that it was in violation of Rule 6530 for failure to file a 10-QSB for the period ending March 31, 2005. The Company was given 30 days to remedy the breach (June 16, 2005) and filed the 10-QSB on May 20, 2005. On May 20, 2005, the Company was de-listed without receiving notice.

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

On June 7, 2006, the Company's auditors Schwartz, Levitsky, Feldman, LLP resigned as its auditors. Subsequent to this resignation, the Company has engaged the accounting firm of Berkovits Lago and Company, LLP, of Fort Lauderdale Florida as the auditors of Total Luxury Group, Inc., for the fiscal years beginning December 31, 2006.Business-Historical

Total Luxury Group, Inc., formerly known as Total Entertainment, Inc., formerly known as Kit Farms, Inc. (the "Company"), was incorporated in the State of Indiana on April 22, 1993. At one time, the Company had three wholly-owned subsidiaries: Intercapital Global Fund Ltd., an Antiguan company ("Intercapital Global"), Intercapital Canada Ltd., which was incorporated in the province of Quebec, Canada ("Intercapital Canada"), and Total Entertainment, an inactive Delaware corporation ("Total Entertainment"). The Company no longer has any subsidiaries.

Kit Farms Inc. was incorporated on April 22, 1993 and was engaged in the pet food business until 1995, when its remaining assets and liabilities were liquidated. >From 1995 through 1998, Kit Farms was an inactive public company trading on the NASDAQ over-the-counter bulletin board ("OTCBB").

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

Between August 22, 2002 and June 30, 2006, the Company has had no business activities other than administrative costs necessary for researching an acquisition candidate and for remaining a publicly reporting entity. At March 31, 2005, the Company had no significant revenues and no customers. There are no government contracts and the competitive conditions do not apply as the Company is no longer conducting business. The Company has discontinued its development efforts. The operations of the Company are no longer believed to be, in any significant material way, subject to local, state and federal laws and in regulations governing environmental quality and pollution controls. The Company is unable to assess or predict at this time what affects additional regulation or legislation could have on its activities.

On June 30, 2006, the Company acquired the International Apparel Group (IAG) for
6.6 million share of common stock. IAG is an apparel holding company that through its subsidiary companies manufactures and sells apparel to major retailers and distributors around the world. Original Gear, Inc., one of the subsidiaries in the IAG umbrella, manufactures and distributes apparel under company owned trademarks "Original Gear" and "OG," a license from legendary rapper DMC, as well as other licensed and private label production for Converse, Randy Moss, the NIFL, Huckapoo and others.

The Company issued 400,000 shares of Common Stock and a small sum of cash to acquire a license agreement with Castle Hill Apparel, Inc. for the worldwide master licenses for the young men's labels YMLA and Y-Chrome.

Results of Operations

The Three Months Ended September 30, 2006 vs. the Three Months Ended September 30, 2005

During the three month period ended September 30, 2006, and September 30, 2005, the Company had minimal revenues. The Company incurred administrative expenses of $1.7 in the period in 2006 as compared to $0 for the same three month period in 2005.

The Nine Months Ended September 30, 2006 vs. the Three Months Ended September 30, 2005.

During the nine month period ended September 30, 2006, and September 30, 2005, the Company had minimal revenues. The Company incurred administrative expenses of $1.7 in the period in 2006 as compared to $0 for the same nine month period in 2005.

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

On June 7, 2006, the Schwartz Levitsky Feldman, LLP resigned as the Company's auditors. During their term through June 7, 2005, there had been no disagreements with the Company on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of Schwartz Levitsky Feldman, LLP, would have caused Schwartz Levitsky Feldman, LLP to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for the year ended December 31, 2005. In addition, there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-B.

On June 30, 2006 the Company engaged the firm Berkovits, Lago and Company LLP as the company's new auditors. During the last two completed fiscal years and the interim periods (the "Reporting Period") and prior to their engagement, neither the Company nor anyone on its behalf consulted Berkovits, Lago and Company LLP regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Schwartz Levitsky Feldman, LLP, as there were none.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TOTAL LUXURY GROUP, INC.

                               /S/ Sandy J. Masselli, Jr.
                               -------------------------------------------------
Date:  November 20, 2006       Sandy J. Masselli, Jr.,
                               Chief Executive Officer, Chairman of the Board of
                               Directors, and Director