Form 10QSB/A
period 2006-09-30
TOTAL LUXURY GROUP INC
filed 2006-12-11
CIK 1098301

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

              11900 Biscayne Blvd. - Ste 620, Miami, Florida 33181
              ----------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |_| No |X|

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To The Board of Directors and Stockholders'
Total Luxury Group Inc. And Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Total Luxury Group, Inc. and Subsidiaries as of September 30, 2006 and the consolidated statements of operations, and cash flows for the three month and nine month periods ended September 30, 2006 and 2005 These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As discussed in note 3, the accompanying September 30, 2006 balance sheet reflects goodwill and intangible assets of approximately $7.5 million (approximately 97% of total consolidated assets) resulting from the July 1, 2006 acquisition of International Apparel Group, Inc. Accounting principles generally accepted in the United States require that assets acquired and liabilities assumed be recorded at their respective fair market value. Had an evaluation of assets acquired and liabilities assumed been conducted, it is probable that amounts recorded as goodwill and intangible assets could have been assigned to other identifiable assets and liabilities or reallocated amongst the categories reflected in these financial statements. Based on information furnished to us by management, we believe that the Company may have inappropriately allocated in the September 30, 2006 balance sheet certain identifiable intangible assets with definite useful lives, that if recognized may have reduced goodwill and increased depreciation and amortization expense by an amount that cannot be determined without a proper evaluation. Management is in the process of conducting an evaluation to determine the proper valuation of assets acquired and liabilities assumed in order to determine the proper carrying value of those items and the ultimate recoverability of the remaining goodwill, if any.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.



/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
December 7, 2006


PART I. Financial Information

Item 1. Financial Statements.


                    TOTAL LUXURY GROUP, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheet as of
                    September 30, 2006 and December 31, 2005



                                                      (Unaudited)
                                                     September 30,    December 31,
                                                          2006             2005

                                                     -------------    -------------
ASSETS

Current assets
    Accounts receivable, net of allowance of
        $51,285 at September 30, 2006                $      53,094    $        --
                                                     -------------    -------------
         Total current assets                               53,094             --

Property and equipment, net                                 41,180             --
                                                     -------------    -------------

Other assets
     Goodwill                                            1,875,961             --
     Trademarks, net                                     1,808,962             --
     Licenses, net                                       3,907,209             --
     Other                                                  11,530             --
                                                     -------------    -------------
         Total other assets                              7,603,662             --
                                                     -------------    -------------
Total assets                                         $   7,697,936    $        --
                                                     =============    =============





LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)



Current liabilities
     Accounts payable and accrued liabilities        $     385,696    $      12,000
     Deferred compensation                               1,325,450        1,325,450
     Due to directors and stockholders                   2,277,206          692,664
     Other                                                 378,287
                                                     -------------    -------------
         Total current liabilities                       4,366,639        2,030,114

Stockholders' equity (deficit)
     Common stock, $.001 par value;
       authorized, 200,000,000 shares;
       issued and outstanding; 17,353,826
       shares at September 30, 2006 and
       7,603,826 at December 31 2005                        17,354            7,604
     Additional paid-in capital                          9,977,209        2,735,479
     Accumulated deficit                                (6,663,266)      (4,773,197)
                                                     -------------    -------------
         Total stockholders' equity (deficit)            3,331,297       (2,030,114)
                                                     -------------    -------------
Total liabilities and stockholders'
     equity(deficit)                                 $   7,697,936    $        --
                                                     =============    =============


             The accompanying notes and accountants' review report are an integral part of the consolidated financial statements.

                    TOTAL LUXURY GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                 September 30,    September 30,
                                                     2006             2005
                                                 -------------    -------------
Sales                                            $       8,733    $        --

Cost of sales                                              376             --
                                                 -------------    -------------

Gross Profit                                             8,357             --
                                                 -------------    -------------

Operating expenses:
     Selling, general and administrative             1,683,761             --
     Depreciation and amortization                     214,665            3,207
                                                 -------------    -------------
       Total Operating expenses                      1,898,426            3,207
                                                 -------------    -------------


Net loss                                         $  (1,890,069)   $    (3,207)
                                                 =============    =============

     Basic and Diluted income (loss) per
     common share                                $       (0.24)   $       (--)

Weighted-average shares outstanding
  used in computing income (loss)
  per common share                                   8,032,418        7,603,826
                                                 =============    =============








             The accompanying notes and accountants' review report are an integral part of the consolidated financial statements.

                    TOTAL LUXURY GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                September 30,     September 30,
                                                2006              2005
                                                -------------     -------------

Sales                                           $       8,733     $        --

Cost of sales                                             376              --
                                                -------------     -------------

Gross Profit                                            8,357              --
                                                -------------     -------------

Operating expenses:
     Selling, general and administrative            1,683,761              --
     Depreciation and amortization                    214,665              --
                                                -------------     -------------
       Total operating expenses                     1,898,426              --
                                                -------------     -------------

Net loss                                        $  (1,890,069)    $        --
                                                =============     =============
     Basic and Diluted income (loss) per
     common share                               $       (0.18)    $        --

Weighted-average shares outstanding
  used in computing income (loss)
  per common share                                 10,311,048         7,603,826
                                                =============     =============








             The accompanying notes and accountants' review report are an integral part of the consolidated financial statements.


                    TOTAL LUXURY GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash flows
              For the Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)



                                                     September 30,    September 30,
                                                         2006             2005
                                                     -------------    -------------
Cash flows from operating activities:
     Net income (loss)                               $  (1,890,069)   $      (3,207)
Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                     214,665            3,207
         Allowance for doubtful accounts                    17,095
        Changes in operating assets and
         liabilities, excluding the
         effects of acquisitions:
               Accounts payable and
                 Accrued liabilities                       194,702             --
                                                     -------------    -------------
     Net cash used in operating activities              (1,463,607)            --
                                                     -------------    -------------

Cash flows from financing activities:
     Advances from (repayments to) directors and
        stockholders, net                                1,463,607             --
                                                     -------------    -------------
     Net cash provided by financing activities           1,463,607             --
                                                     -------------    -------------
     NET INCREASE (DECREASE) IN CASH                          --               --

Cash at beginning of period                                   --               --
                                                     -------------    -------------
Cash at end of period                                $        --      $        --
                                                     =============    =============

Supplemental Cash Flow Activity:

Cash paid For taxes                                  $        --      $        --
                                                     =============    =============

Cash paid for interest                               $        --      $        --
                                                     =============    =============

Non-cash investing activities:
Net assets acquired for common stock
      in Purchase of IAG                             $   6,266,500    $        --
                                                     =============    =============

Licenses acquired with common stock                  $     300,000    $        --
                                                     =============    =============

Non-cash financing activities:
Reduction of debt with issuance of common stock      $     684,980    $        --
                                                     =============    =============


             The accompanying notes and accountants' review report are an integral part of the consolidated financial statements.


                             TOTAL LUXURY GROUP INC.
          Consolidated Statement of Changes in Stockholders' Deficiency
                            For the Nine Months Ended
               September 30, 2006 and Year Ended December 31, 2005

                                                                                                              Total
                                                                          Additional                      Stockholders'
                                       Common Shares                        Paid-in       Accumulated        Equity
                                        Outstanding     Common Stock        Capital         Deficit         (Deficit)
                                       -------------    -------------    -------------   -------------    -------------
Balance, December 31, 2004                 7,603,826    $       7,604    $   2,735,479   $  (4,747,023)   $  (2,003,940)

Net loss for the year ended December
  31, 2005                                      --               --               --           (26,174)         (26,174)
                                       -------------    -------------    -------------   -------------    -------------
Balance as of December 31, 2005            7,603,826            7,604
                                                                             2,735,479      (4,773,197)      (2,030,114)
                                       -------------    -------------    -------------   -------------    -------------

Issuance of shares to acquire
  International Apparel Group              7,550,000            7,550        6,258,950            --          6,266,500

Issuance of shares to repay
  indebtedness of International
  Apparel Group                            1,700,000            1,700          683,280            --            684,980

Issuance of common Stock to acquire
  YMLA and Cabral licenses                   500,000              500          299,500            --            300,000

Net loss for the nine months ended
  September 30, 2006                            --               --               --        (1,890,069)      (1,890,069)
                                       -------------    -------------    -------------   -------------    -------------
Balance as of September 30, 2006          17,353,826    $      17,354    $   9,977,209   $  (6,663,266)   $   3,331,297
                                       =============    =============    =============   =============    =============








             The accompanying notes and accountants' review report are an integral part of the consolidated financial statements.

Note 1- Organization and Summary of significant accounting policies

Organization

On July 1, 2006, Total Luxury Group Inc. (the "Company") acquired the International Apparel Group (IAG) for 7,550,000 shares of common stock. IAG is an apparel holding company that through its subsidiary companies manufactures and sells apparel to major retailers and distributors around the world. Original Gear, Inc., one of the subsidiaries in the IAG umbrella, manufactures and distributes apparel under Company owned trademarks "Original Gear" and "OG," a license from legendary rapper DMC, as well as other licensed and private label production for Converse, Randy Moss, the NIFL, Huckapoo and others.

Summary of significant accounting policies

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Use of estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company's financial statements. Management evaluates its estimates and assumptions continually. These estimates and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances.

THE MANAGEMENT OF THE COMPANY BELIEVES THAT THE FOLLOWING ACCOUNTING POLICIES REQUIRE A HIGH DEGREE OF JUDGEMENT DUE TO THEIR COMPLEXITY:

Collectibility of accounts receivable

The allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations, the allowance may need to be significantly increased, which would have a negative impact on operations.

Revenue recognition

Revenue from the sale of apparel is recognized  upon (a) the time of shipment or
(b) when title passes to the customers and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. Net sales are comprised of gross sales net of actual and estimated future returns, discounts and volume rebates.

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

Deferred income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), resulting in two components of Income Tax Expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax assets have also been recognized for net operating loss carry-forwards and tax credit carry-forwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized.

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

Note 2 - Basis of presentation and going concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has negative working capital and has accumulated operating losses since its inception, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

Note 3 - Business activities

Total Luxury Group, Inc., formerly known as Total Entertainment Inc. (the Company), incorporated in the State of Indiana, had three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the
Province  of  Quebec,  and Total  Entertainment  (Delaware)  Inc.,  an  inactive
Delaware company. The Company, prior to the acquisition of IAG, had only one wholly owned subsidiary in Total Entertainment (Delaware) Inc., which is inactive.

From August 22, 2002 through June 30, 2006 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity.

Acquisition

On May 1, 2006 the Company announced that it has entered into an agreement to acquire an apparel holding company known as International Apparel Group, Inc., for 7,550,00 shares of the Company's common stock. The closing was on July 1, 2006. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of IAG are included in the consolidated results of the Company as of July 1, 2006, the date of acquisition. Under the purchase method of accounting, the Company has allocated the purchase price of $6,266,500 based on a closing price of the company stock of $0.83, to assets and liabilities acquired based upon their estimated fair values as follows:

          Current Assets                        $    68,155
          Fixed Assets                               44,135
          Other assets                               11,530
          Current liabilities                    (1,361,163)
          Intangibles                             7,503,843
                                                -----------
          Total Purchase price                  $ 6,266,500
                                                ===========

Accounting principles generally accepted in the United States require that assets acquired and liabilities assumed be recorded at their respective fair market value. Had an evaluation of assets acquired and liabilities assumed been conducted, it is probable that amounts recorded as goodwill and intangible assets could have been assigned to other identifiable assets and liabilities or reallocated amongst the categories reflected in these financial statements. Management has estimated the values based on information available to it at the current time. Had an evaluation of the acquired assets and liabilities been performed, the allocated amounts recorded in the September 30, 2006 balance sheet of certain identifiable intangible assets with definite useful lives, may have reduced goodwill and increased depreciation and amortization expense by an amount that cannot be determined without a proper evaluation. Management is in the process of conducting an evaluation to determine the proper valuation of assets acquired and liabilities assumed in order to determine the proper carrying value of those items and the ultimate recoverability of the remaining goodwill, if any.

The Company has preliminarily allocated the intangible assets, as follows:

          Trademarks                         $1,875,961
          Goodwill                            1,875,961
          Licenses                            3,751,921
                                             ----------
          Total Intangibles                  $7,503,843
                                             ==========

Note 4 - Fixed Assets

At December 31, 2005 and September 30, 2006, fixed assets consisted of the following:

                                       Useful      September 30,    December 31,
                                       lives            2006            2005
                                   -------------   -------------   -------------
Office Equipment and furniture       3-7 years     $      63,655   $        --
Less: accumulated depreciation                           (22,475)           --
                                                   -------------   -------------
Fixed assets, net                                  $      41,180   $        --
                                                   -------------   -------------

                                                   =============   =============

Depreciation expense of the nine months ended September 30, 2006 and for the year ended December 31, 2006 was $2,955 and $0, respectively

Note 5 - Capital stock and stock options

(a) Common stock transactions

During 2006, the Company, in addition to the 7,550,000 shares of stock issued in connection with the acquisition of IAG also issued 1,700,000 shares to reduce certain liabilities of IAG, including unpaid salaries and loans.

In August 2006, the Company issued 400,000 shares of Common Stock and a small sum of cash to acquire a license agreement with Castle Hill Apparel, Inc. for the worldwide master licenses for the young men's labels YMLA and Y-Chrome.

In September 2006, The Company issued 100,000 shares of Common Stock to Garth Cabral to acquire a license to market Cabral Clothing.

(b) Stock options

The Company does not have a formal stock option plan; however, the Company has issued stock options under letter agreements to certain individuals. The options granted had an exercise price at least equal to the fair value of the Company's stock, and expire after eight years. The options granted vest immediately upon issuance.

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


          Remaining        Number           Weighted-        Contractual
          exercisable      outstanding      average number   remaining
          prices                            exercisable      in years
          -----------------------------------------------------------------

                  $.1875           66,500           66,500             0.1
                   .1500            2,750            2,750             0.75
                           -------------------------------
                                   69,250           69,250
                           ===============================

In November 2006, the Company cancelled all stock options that were currently outstanding and issued 6,944,445 new common shares to such holders.


Note 6 - Related party transactions

(a) Deferred compensation

Mr. Masselli, Chief executive officer of the Company has agreed to defer his annual salary. The deferred salary shall be paid to him in cash or stock of the Company at such future time as he may elect pursuant to written notice to the Company, and as approved by the board of directors.

(b) Due to directors and stockholders

From time to time, directors and stockholders of the Company have directly paid certain Company expenses. Such directors and stockholders have also supplied the Company with cash advances during 2006 and 2005. Such transactions have been recorded as due to directors and stockholders, and do not bear interest. There are no scheduled terms of repayment of such amounts.

Note 7 - Income taxes

The Company had net operating losses of approximately $1,890,000 , which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the nine months ended September 30, 2006 and year ended December 31 ,2005.

Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carry forwards that could become available under Section 382 of the Internal Revenue Code.

Note 8 - Commitments and Contingencies

Litigation
----------

The Company currently has a judgment against them in the amount of approximately $519,000 excluding interest, which was rendered in a court in the State of Florida by a creditor of a previously owned subsidiary. It is management's belief that the creditor of the former subsidiary should have filed this action against the former subsidiary. This contingent liability was never recorded by the Company as the subsidiary in question was sold and all liabilities were assumed by the buyer. It is managements belief that this judgment will be reversed.

Employment Contracts
--------------------

Concurrently  with the  acquisition  of IAG,  the  Company  entered  into 5 year employment contracts with the President and Vice President of Business Development, Acquisitions and Licensing of IAG. The contracts provide for base salaries of $120,000 per annum and non guaranteed bonuses of up to 100% of the salary. The base salary can be adjusted by the board of directors annually.

Note 8 - Subsequent Events

Subsequent to September 30, 2006, the Company issued 22,896,968 shares to settle unpaid directors and officers' fees and certain debts.

In addition, the Company cancelled all stock options that were currently outstanding and issued 6,944,445 new shares to such holders.

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

On June 8, 2005, Stephen Diamond, Chartered Accountant was dismissed as the independent certified public accountant for the Company. His dismissal was approved by the Company's board of directors, upon the Company learning that Mr. Diamond is not a PCAOB registered accountant. On June 8, 2005, the Company engaged Schwartz, Levitsky, Feldman, LLP as its auditors. The Company filed an 8-K to this effect on June 8, 2005. The Company received comments to the Form 8-K from the SEC dated June 15, 2005, to which the Company responded on August 5, 2005. On August 15, 2005, the Company filed its form 10-QSB for the second quarter. On September 1, 2005, the Company filed its amended form 10-QSB/A for the same period. On September 1, 2005, the Company filed its amended form 10-KSB/A for the fiscal year 2004.

The Company took action with respect to its auditor immediately upon learning that he was not PCAOB certified. The Company has also cooperated fully with the SEC in order to bring the Company's filings back into compliance. Mr. Diamond never provided the Exhibit 16 letter for the 8-K/A, which resulted in a delay in responding to the SEC's comments. Do to his failure to respond, the Company is obligated to undergo additional review and audits. The Company intends to seek to be re-listed on the OTCBB, once the Company has responded to all SEC comments. On June 7, 2006, the Company's auditors Schwartz, Levitsky, Feldman, LLP resigned as its auditors. Subsequent to this resignation, the Company has engaged the accounting firm of Berkovits, Lago and Company, LLP, of Fort Lauderdale Florida as the auditors of Total Luxury Group, Inc., for the fiscal years ending December 31, 2006.

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

From 1999 through August 22, 2002, the Company was involved in various ventures including gaming software development and online casinos.

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

On July 1, 2006, the Company acquired the International Apparel Group (IAG) for 7,550,000 shares of common stock. IAG is an apparel holding company that through its subsidiary companies manufactures and sells apparel to major retailers and distributors around the world. Original Gear, Inc., one of the subsidiaries in the IAG umbrella, manufactures and distributes apparel under company owned trademarks "Original Gear" and "OG," a license from legendary rapper DMC, as well as other licensed and private label production for Converse, Randy Moss, the NIFL, Huckapoo and others.

The Company issued 500,000 shares of Common Stock and a small sum of cash to acquire a license agreement with Castle Hill Apparel, Inc. for the worldwide master licenses for the young men's labels YMLA, Y-Chrome and Cabral.

In September 2006 the Company issued 1.7 million shares of stock to cancel certain debts of IAG subsequent to the acquisition

Results of Operations

The Three Months Ended September 30, 2006 vs. the Three Months Ended September 30, 2005

During the three month period ended September 30, 2006, and September 30, 2005, the Company had only nominal revenues. The Company incurred administrative expenses of approximately $1.9 million and amortization and depreciation of approximately $215,000 in the period in 2006 as compared to $0 for the same three month period in 2005.

The Nine Months Ended September 30, 2006 vs. the Nine Months Ended September 30, 2005.

During the nine month period ended September 30, 2006, and September 30, 2005, the Company had only nominal revenues. The Company incurred administrative expenses of approximately $1.9 million and amortization and depreciation of approximately $215,000 in the period in 2006 as compared to $0 for the same nine month period in 2005.

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

Changes in Internal Controls over Financial Reporting

No changes in the internal controls over financial reporting have come to management's attention during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that management will continue to refine as it performs quarterly evaluations. Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006 (the evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to September 30 , 2006, the most recent evaluation date of such, including any corrective actions with regard to significant deficiencies and material weaknesses, except as otherwise described herein.

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

31.2 Certification of Robert M. Lawand pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Robert M. Lawand pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 8, 2005, Stephen Diamond, Chartered Accountant was dismissed as the independent certified public accountant for Total Luxury Group Inc. (the "Company"). His dismissal was approved by the Company's board of directors, upon the Company learning that Mr. Diamond is not a PCAOB registered accountant. Mr. Diamond's report on Form 10-KSB for fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004 (File No. 000-28497), contained an explanatory paragraph as to uncertainty regarding the Company's ability to continue as a going concern. Mr. Diamond's opinion contained an explanatory paragraph wherein he indicated that he had prepared the financial statements assuming that the Company would continue as a going concern. However, he also pointed out that as of December 31, 2003, the Company's then-current liabilities exceeded its then-current assets by $2,003,185 and the Company lost $215,868 from operations for the year ended December 31, 2003. Mr. Diamond stated that these and other issues raised substantial doubt as to the Company's ability to continue as a going concern.

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

On June 6, 2006, the Schwartz Levitsky Feldman, LLP resigned as the Company's auditors. During their term through June 7, 2006, there had been no disagreements with the Company on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of Schwartz Levitsky Feldman, LLP, would have caused Schwartz Levitsky Feldman, LLP to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for the year ended December 31, 2005. In addition, there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-B.

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

                            TOTAL LUXURY GROUP, INC.

                                         /S/ Sandy J. Masselli, Jr.
                                         ---------------------------------------
              Date:  December 8, 2006    Sandy J. Masselli, Jr.,
                                         Chief Executive Officer,
                                         Chairman of the Board of  Directors and
                                           Director