Form 10KSB
period 2006-12-31
TOTAL LUXURY GROUP INC
filed 2007-04-17
CIK 1098301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2006

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

YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year. $0. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,288,478 as of December 31, 2006. The number of shares outstanding of Common Stock was 53,445,239 as of December 31, 2006.

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

Since August 22, 2002, the Company has had no business activities other than administrative costs necessary for researching an acquisition candidate and for remaining a publicly reporting entity. At December 31, 2006, with the acquisition of its new subsidiary IAG , the Company had revenues of $9,247. There are no government contracts and the competitive conditions do not apply as the Company is no longer conducting business. The Company has discontinued its development efforts. The operations of the Company are no longer believed to be, in any significant material way, subject to local, state and federal laws and in regulations governing environmental quality and pollution controls. The Company is unable to assess or predict at this time what affects additional regulation or legislation could have on its activities. As of December 31, 2006, the Company had six employees.

Item 2. Description of Property

The Company signed a lease for office premises in June 1999 for a period of five years ending July 31, 2004, for a minimum annual rent of $22,000 plus operating costs. This lease has since been terminated. The Company's rent expense for the years ended December 31, 2005 was $15,000 and December 31, 2004 was $0. The Company received office space, rent-free, at Intercapital Asset Management's leased facility in New Jersey under an informal agreement for the year ended December 31, 2004.

Item 3. Legal Proceedings

The Company is not aware of any current or pending legal action as provided for in the current year and as noted . No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

Item 4. Submission of Matters to a vote of Security Holders

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

As of December 31, 2006 there were 221 registered holders of shares of the outstanding common stock of the Company. The Company's common stock is traded on the over-the-counter bulletin board ("OTCBB") from 1998 under the symbol TIEI.OB.

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

Prices shown are closing prices without adjustments, interdealer markups, commissions or discounts.


                  First Quarter  Second Quarter   Third Quarter   Fourth Quarter
                       2006           2006             2006            2006
                       ----           ----             ----            ----

 High Bid              $0.75          $1.05            $0.49           $0.28

 Low Bid               $0.30          $0.25            $0.20           $0.10

                       2005           2005             2005            2005
                       ----           ----             ----            ----

 High Bid              $0.52          $0.46            $0.33           $0.52

 Low Bid               $0.09          $0.22            $0.16           $0.23


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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company presently has one subsidiary IAG Ltd which has had some sales since its acquisition in July 2006. It expects to increase activities in the year 2007.

Critical Accounting Policies and Estimates

For information concerning accounting policies, refer to Note 1 of consolidated financial statements.

Item 7. Financial Statements

                             TOTAL LUXURY GROUP INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

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

    Notes to Consolidated Financial Statements                       F-7 to F-14

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Total Luxury Group Inc.

We have audited the consolidated balance sheet of Total Luxury Group Inc. as at December 31,2006 and 2005 and the related consolidated statements of operations and changes in stockholders' deficiency and cash flows for the year ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Luxury Group Inc. as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As outlined in the consolidated financial statements, the company has reported a net liability position and has accumulated operating losses since inception. This raises substantial doubt of its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                             TOTAL LUXURY GROUP INC.
                           Consolidated Balance Sheets
                                                                                      December 31,
     (Amounts in United States Dollars)


                                                                                  2006            2005
                                                                              ------------    ------------
     Assets:

Current assets

    Cash                                                                      $     39,920    $       --

    Deposits                                                                        30,000
    Accounts receivable, net of allowance of $104,379 and
     $0 at December 31, 2006 and 2005, respectively                                   --              --
                                                                              ------------    ------------

Total current assets                                                                69,920            --

Property and equipment, net                                                         38,225            --

Deposits                                                                            52,905            --
                                                                              ------------    ------------

Total Assets                                                                  $    161,050    $       --
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Accounts payable                                                              $    455,098    $     12,000

Accrued legal settlement                                                           707,624            --

Other current liabilities                                                           10,740            --

Notes payable                                                                      256,088            --

Deferred compensation                                                                 --         1,325,450

Due to directors and stockholders                                                     --           692,664
                                                                              ------------    ------------

Total current liabilities                                                        1,429,550       2,030,114
                                                                              ------------    ------------

Common stock, $0.001 par value; authorized, 200,000,000 shares; issued and outstanding, 53,455,239 and 7,603,826 shares at December 31, 2006 and 2005,
respectively                                                                        53,445           7,604

Additional paid in capital                                                      15,559,792       2,735,479

Accumulated deficit                                                            (16,881,737)     (4,773,197)
                                                                              ------------    ------------

Total shareholders' deficit                                                     (1,268,500)     (2,030,114)
                                                                              ------------    ------------

Total liabilities and shareholders' deficit                                   $    161,050    $       --
                                                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             TOTAL LUXURY GROUP INC.
                      Consolidated Statements Of Operations


                                                         For the Years Ended
     (Amounts in United States Dollars)                       December 31,


                                                       2006            2005
                                                   ------------    ------------

Sales                                              $      9,247    $       --

Cost of sales                                                72            --
                                                   ------------    ------------
Gross profit                                              9,175            --
                                                   ------------    ------------

Operating expenses:

    Selling, general and administrative expenses      3,678,388          15,000

    Depreciation and amortization                       429,331            --

    Bad debt expense                                     70,189            --

    Impairment of long lived assets                   7,269,487          11,174
                                                   ------------    ------------

Total operating expenses                             11,447,395          26,174
                                                   ------------    ------------

Loss from operations                                (11,438,220)        (26,174)

Other income (expenses)

    Interest expense                                    (57,089)           --

    Gain on note settlement                               9,337            --

    Interest                                                 25            --

    Other income                                         27,942            --
                                                   ------------    ------------

                                                        (19,785)           --
                                                   ------------    ------------

Loss before provision for income taxes              (11,458,005)        (26,174)

Provision for income taxes                                 --              --
                                                   ------------    ------------

Net loss                                           $(11,458,005)   $    (26,174)
                                                   ============    ============

Net loss per common share, basic and diluted       $       0.62    $       0.00
                                                   ============    ============

Weighted average number of shares outstanding        18,583,812       7,603,826
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                             TOTAL LUXURY GROUP INC.
                      Consolidated Statements Of Cash Flows

                  For the Year Ended December 31, 2006 and 2005

                  (Amounts expressed in United States Dollars)
                                                                                      For the Years Ended
                                                                                           December 31,
                                                                                       2006            2005
-------------------------------------------------------------------------------   ------------    ------------
Cash flows from operating activities:
-------------------------------------------------------------------------------   ------------    ------------
 Net loss                                                                         $(11,458,005)   $    (26,174)
                                                                                                       (26,174)
-------------------------------------------------------------------------------   ------------    ------------
 Adjustments required to reconcile net loss to net cash used in operating activities:
-------------------------------------------------------------------------------   ------------    ------------
      Depreciation and amortization                                                    429,331            --
-------------------------------------------------------------------------------   ------------    ------------
      Allowance for doubtful accounts                                                   70,189            --
-------------------------------------------------------------------------------   ------------    ------------
      Gain on settlement                                                                (9,337)           --
-------------------------------------------------------------------------------   ------------    ------------
      Impairment of long-lived assets                                                7,269,487          11,174
-------------------------------------------------------------------------------   ------------    ------------
      Compensation and consulting paid with stock                                    1,541,953            --
-------------------------------------------------------------------------------   ------------    ------------
Changes in operating assets and liabilities,
    excluding the effects of acquisitions:
-------------------------------------------------------------------------------   ------------    ------------
      Other assets                                                                     (71,375)           --
-------------------------------------------------------------------------------   ------------    ------------
      Accounts payable and accrued liabilities                                        (125,696)        (34,000)
-------------------------------------------------------------------------------   ------------    ------------
      Accrued Legal Settlement                                                          57,089            --
-------------------------------------------------------------------------------   ------------    ------------
Net cash flow used in operating activities                                          (2,296364)         (49,000)
-------------------------------------------------------------------------------   ------------    ------------
Cash flows from investing activities:
-------------------------------------------------------------------------------   ------------    ------------

-------------------------------------------------------------------------------   ------------    ------------
Cash flows from financing activities:
-------------------------------------------------------------------------------   ------------    ------------
      Proceeds from sale of stock                                                      650,000            --
-------------------------------------------------------------------------------   ------------    ------------
      Borrowings on notes payable                                                      220,643            --
-------------------------------------------------------------------------------   ------------    ------------
      Advances from (repayments to) directors and stockholders                       1,463,607          49,000
-------------------------------------------------------------------------------   ------------    ------------
Net cash flow provided by financing activities                                       2,334,250          49,000
-------------------------------------------------------------------------------   ------------    ------------
Net increase (decrease) in cash                                                   $     37,886    $       --
-------------------------------------------------------------------------------   ------------    ------------
Cash beginning of year                                                            $       --      $       --
-------------------------------------------------------------------------------   ------------    ------------
Cash end of year                                                                  $     37,886    $       --
-------------------------------------------------------------------------------   ------------    ------------
Supplemental disclosure of cash flow information:
-------------------------------------------------------------------------------   ------------    ------------
Cash paid for interest                                                            $       --      $       --
-------------------------------------------------------------------------------   ------------    ------------
Cash paid for taxes                                                               $       --      $       --
-------------------------------------------------------------------------------   ------------    ------------
Non-cash investing activities:
-------------------------------------------------------------------------------   ------------    ------------
Net assets acquired for common stock in purchase of IAG                           $  6,266,500    $       --

-------------------------------------------------------------------------------   ------------    ------------
Licenses acquired with common stock                                               $    300,000    $       --
-------------------------------------------------------------------------------   ------------    ------------
Non-cash financing activities:
-------------------------------------------------------------------------------   ------------    ------------
Reduction of debt with issuance of common stock                                   $  4,176,701    $       --
-------------------------------------------------------------------------------   ------------    ------------
Increase in liabilities due to prior period adjustment                            $    650,535    $       --
-------------------------------------------------------------------------------   ------------    ------------

                                      F-5

The accompanying notes are an integral part of these consolidated financial statements.



                             TOTAL LUXURY GROUP INC.
            Consolidated Statements Of Stockholders Equity (deficit)

                  For the Year Ended December 31, 2006 and 2005

                       (Amounts in United States Dollars)


                                                                                                     Additional         Total
                                                      Common Shares                      Paid-in     Accumulated    Stockholders'
                                                       Outstanding    Common Stock       Capital        Deficit        Deficit
                                                      ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2004                             7,603,826    $      7,604    $  2,735,479   $ (4,747,023)   $ (2,003,940)
Net loss for the year ended December 31, 2005              (26,174)        (26,174)              (
                                                      ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2005                             7,603,826           7,604       2,735,479     (4,773,197)     (2,030,114)
                                                      ------------    ------------    ------------   ------------    ------------
Issuance of shares to acquire International Apparel      7,550,000            --         6,266,500
  Group                                                      7,550       6,258,950
Issuance of shares to repay indebtedness of
  International Apparel Group                            1,700,000           1,700         683,280           --           684,980
Issuance of common stock to acquire YMLA and Cabral
  licenses                                                 500,000             500         299,500           --           300,000
Issuances of common stock to repay indebtedness of
  the Company                                           20,804,979          20,805       3,470,916           --         3,491,721
Issuance of common stock to cancel employee stock
  options                                                6,944,445           6,944       1,173,611           --         1,180,555
Private placement of common stock, net of offering
  costs of $65,000                                       6,500,000           6,500         578,500           --           585,000
Issuance of common stock to satisfy obligations to
  former employees                                         989.989             990         185,007           --           185,987
Issuance of stock to pay for consultants                   852,000             852         174,548           --           175,400

Net loss for the year ended December 31, 2006                 --              --              --      (11,458,005)    (11,458,005)
Prior period adjustment - See Note 2                      (650,535)       (650,535)

                                                      ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2006                            53,445,239    $     53,446    $ 15,559,791   $(16,881,737)   $ (1,268,500)
                                                      ============    ============    ============   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                             TOTAL LUXURY GROUP INC.

Notes to Consolidated Financial Statements December 31, 2006 and 2005

                  (Amounts expressed in United States Dollars)



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

                             TOTAL LUXURY GROUP INC.

Notes to Consolidated Financial Statements December 31, 2006 and 2005

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

Comprehensive Income

The Corporation has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments. For the years ended December 31, 2006 and 2005 the company had no components of comprehensive income.

                             TOTAL LUXURY GROUP INC.

Notes to Consolidated Financial Statements December 31, 2006 and 2005

                  (Amounts expressed in United States Dollars)



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

                             TOTAL LUXURY GROUP INC.

Notes to Consolidated Financial Statements December 31, 2006 and 2005

                  (Amounts expressed in United States Dollars)



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

The Company paid no dividends in 2006 or 2005.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

Note 2 - Prior Period Adjustment

As a result of the litigation as disclosed in Note 9, the Company has recorded the liability plus the accrued interest. As this judgment dated back to 2003, the Company recorded as a prior period adjustment the judgment plus the accrued interest through December 31, 2005, amounting to $650,535.

Note 3 - Basis of Presentation and going concern

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

Note 4 - Business activities

Total Luxury Group, Inc., formerly known as Total Entertainment Inc. (the Company), incorporated in the State of Indiana, had three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the
Province  of  Quebec,  and Total  Entertainment  (Delaware)  Inc.,  an  inactive
Delaware company. The Company, prior to the acquisition of IAG, had no subsidiaries.

>From August 22, 2002 through June 30, 2006 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity.

Acquisition

On May 1, 2006 the Company announced that it has entered into an agreement to acquire an apparel holding company known as International Apparel Group, Inc.

("IAG"), for 7,550,00 shares of the Company's common stock. The closing was on July 1, 2006. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of IAG are included in the consolidated results of the Company as of July 1, 2006, the date of acquisition. Under the purchase method of accounting, the Company has allocated the purchase price of $6,266,500 based on a closing price of the company stock of $0.83, to assets and liabilities acquired based upon their estimated fair values as follows:

Current Assets                        $    68,155
Fixed Assets                               44,135
Other assets                               11,530
Current liabilities
                                      -----------
Total Purchase price                  $ 6,266,500
                                      ===========



Accounting principles generally accepted in the United States require that assets acquired and liabilities assumed be recorded at their respective fair market value. Had an evaluation of assets acquired and liabilities assumed been conducted, it is probable that amounts recorded as goodwill and intangible assets could have been assigned to other identifiable assets and liabilities or reallocated amongst the categories reflected in these financial statements. Management has estimated the values based on information available to it at the current time. Had an evaluation of the acquired assets and liabilities been performed, the allocated amounts recorded in the December 31, 2006 balance sheet of certain identifiable intangible assets with definite useful lives, may have reduced goodwill and increased depreciation and amortization expense by an amount that cannot be determined without a proper evaluation. Management, as a result of its decision to spin off IAG , the Company wrote off its investment. As a result the accompanying State of Operations reflect an impairment of long lived assets of approximately 7.3 million.

                             TOTAL LUXURY GROUP INC.

Notes to Consolidated Financial Statements December 31, 2006 and 2005

                  (Amounts expressed in United States Dollars)



Note 4 - Fixed Assets

At December 31, 2005 and 2006, fixed assets consisted of the following:

                                 December 31, 2005   December 31, 2006

                                 -----------------   -----------------

Office Equipment and furniture   $            --     $          63,655
Less: accumulated depreciation                --               (25,430)

                                 -----------------   -----------------
Fixed assets, net                $            --     $          38,225

                                 =================   =================


Note 5. Capital stock and stock options

(a)  Common stock transactions

During 2006, the Company, in addition to the 7,550,000 shares of stock issued in connection with the acquisition of IAG also issued 1,700,000 shares to reduce certain liabilities of IAG, including unpaid salaries and loans. In August 2006, the Company issued 400,000 shares of Common Stock and a small sum of cash to acquire a license agreement with Castle Hill Apparel, Inc. for the worldwide master licenses for the young men's labels YMLA and Y-Chrome. In September 2006, The Company issued 100,000 shares of Common Stock to Garth Cabral to acquire a license to market Cabral Clothing. In December 2006, the Company issued 20,804,979 shares to repay indebtedness of the company In December 2006 , the Company issued 6,944,445 shares to cancel the stock options of Inter Capital Asset Management Ltd. In December 2006, the Company issued 6,500,000 shares for a private placement offering In December 2006 , the Company issued 989,989 shares to satisfy obligations to former employees.In December 2006, the Company issued 852,000 shares to pay for services rendered from consultants.

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

The Company had no options granted, exercised or forfeited during the years ended December 31, 2006 and 2005. The following table summarizes information about the shares outstanding and exercisable for options, at December 31, 2006.

Remaining       Number          Weighted-              Contractual
excercisable    Outstanding     average number         remaining
prices                          excercisable           in years
-----------------------------------------------------------------
  $.08         10,000,000        10,000,000              0.1
   .20          1,575,000        1,575,000               0.75
  $.18          2,500,000        2,500,000
-----------------------------------------------------------------


During the 4th quarter of 2006, the company issued 6,944,445 common shares to the holders of the above stock options in order to cancel the options and the plan. As of December 31, 2006, there are no options outstanding under this plan.


Note 6. Related party transactions


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

In December of 2006, the Company issued 20,804,979 common shares in full satisfaction of these obligations

                             TOTAL LUXURY GROUP INC.

Notes to Consolidated Financial Statements December 31, 2005 and 2004

                  (Amounts expressed in United States Dollars)



Note 7. Income taxes

The Company had net operation losses of approximately $1,660,000 , which could be used to offset future United States taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended December 31, 2006 and 2005.

Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carry forwards that could become available under Section 382 of the Internal Revenue Code.

Note 8 - Commitments and Contingencies

Litigation

The Company currently has a judgment against them in the amount of approximately $519,000 excluding interest, which was rendered in a court in the State of Florida by a creditor of a previously owned subsidiary. It is management's belief that the creditor of the former subsidiary should have filed this action against the former subsidiary. This contingent liability is reflected in the balance sheet as at December 31, 2006. Employment Contracts

Concurrently  with the  acquisition  of IAG,  the  Company  entered  into 5 year employment contracts with the President and Vice President of Business Development, Acquisitions and Licensing of IAG. The contracts provide for base salaries of $120,000 per annum and non guaranteed bonuses of up to 100% of the salary. The base salary can be adjusted by the board of directors annually.

Note 9 - Subsequent Events

The Company announced a plan to restructure the company, which will include the spin-off of its apparel operations including its subsidiary International Apparel Group, Inc., and the registration of its shares for trading as a separate public company. Under the plan, shareholders of record on the record date of the spin-off will, in addition to their current holdings, become shareholders of the new public company.

Company President Robert D. Bonnell previously stated, "Since we are now pursuing two different business models in two different industries, we think this plan is the most viable way to maximize shareholder value."

Although the Company has not yet set a record date for the spin-off, it has announced that it will immediately begin to investigate the legal and other requirements for the restructuring, including compliance with the relevant state, federal and SEC rules and regulations. The Company is advised that the restructuring and registration process could take as long as 6 - 12 months or more before completion, based on the legal requirements for shareholder, state and federal approval, SEC approval and SEC effectiveness. The record date will be set and announced in accordance with the corporate laws of Indiana and the Company's by-laws.

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

                                    PART III

Item 9. Directors and Executive Officers and Significant Members of Management

The composition and biographies of the directors and officers are as follows:

                                                  POSITION WITH
 NAME                                 AGE          THE COMPANY
 -------------------------------------------------------------------------------

 Sandy J. Masselli, Jr. (1)(4)        43   Chairman of the Board and
                                           Chief Executive Officer
 Robert  D. Bonnell (1)(2)(3)(4)      60   President and Director
 Robert M. Lawand  (3)                56   Director and Chief Financial Officier
 Janon Costley                        32   Director



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

ROBERT M. LAWAND has served as a director of the Company since January 1, 2006. He is a Chartered Accountant in Canada, licensed to practice in the provinces of Quebec, Ontario and British Columbia. From 1981 to the present, Mr. Lawand has been engaged in the private practice of accounting, providing services to many companies and individuals. Prior to then he has served in the audit departments of such accounting firms as Deloitte, Touche in Canada

JANON COSTLEY has served as a director of the Company since July , 2006.

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

Board Committees

                     The Board has formed four committees:

1. a stock option committee comprised of Sandy J. Masselli, Jr.,and Robert D. Bonnell . The stock option committee was established in 2005 and currently administers the stock option plan and reviews and recommends to the board of directors stock options to be granted;

2. a compensation committee comprised of Robert D. Bonnell . The compensation committee was established in 2001 and reviews and recommends to the board of directors the compensation and benefits of all officers of the company and reviews general policy matters relating to compensation and benefits of employees of the Company;

3. an audit committee comprised of Robert M.Lawand and Robert D.Bonnell. The audit committee was established in 2001 and reviews with the independent public accountants, the scope and timing of their audit services and any other services which they are asked to perform. The accountants report on the financial statements following completion of their audit and the policies and procedures with respect to internal accounting and financial controls. In addition, the audit committee makes annual recommendations to the board of directors for the appointment of independent public for the ensuing year. Mr. Lawand is the financial expert serving on the Audit Committee; and

4. a nominating committee comprised of Sandy J. Masselli Jr.and ,Robert D. Bonnell .

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

Issuances and Payments

The Company is not a party to any employment or consulting agreement with any named executive officers. Set forth below is information concerning the compensation for the chief executive officer. No other executive officers of the Company earned any compensation in the year ended December 31, 2006.

Sandy J. Masselli, Jr.

                  Summary Compensation                 Awards
                  --------------------                ----------
                    Other                   Securities
                    Annual                  Underlying
   Year             Salary      Bonus       Compensation      Options/SARs
 --------         ----------   -------    -----------------  ----------------
  2005                $0         $0            $0                   $0
  2006                $0         $0            $0                   $0

(1) Mr. Masselli became the Chief Executive Officer of the Company as of January 23, 1998. He agreed to defer the compensation due him pursuant to a deferred compensation arrangement. As at December 31,2005 the Company owed Mr. Masselli approximately $1,325,000 in deferred compensation. This amount was settled by way of stock Issuance in December 2006.


     Long Term Incentive Plan

     The Company made no awards to the named executive officers under any long-term incentive plan during the fiscal year ended December 31, 2006.

     Aggregate Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values

     The Company did not grant any options to purchase shares of common stock to its directors and executive officers during the fiscal year ended December 31, 2006.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the common stock and total voting stock as of December, 31 2006 by:
(i) each stockholder known by us to beneficially own in excess of 5% of the outstanding shares of common stock; (ii) each director; and (iii) all directors and officers as a group. As of December 31, 2006, there were 53,445,239 shares of common stock issued and outstanding. Except as otherwise indicated in the notes, the persons named below hold sole voting and disposition power with respect to the shares.

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

Prior to the Merger, Mint owned certain Internet casino hardware and software through its two wholly owned subsidiaries, Online Software, Inc., a Delaware corporation (OSI), and Online Casinos, Inc. a Delaware corporation (OCI), and Intercapital Global owned a gaming license issued by the government of Honduras. >From 1996 through the date of the Merger, the beneficial owners of these entities advanced approximately $2 million which are reflected as capital contributions to such entities to fund expenditures relating to research and development of the online gaming business and software. As a result of the Merger, OSI and OCI became wholly-owned subsidiaries of the Company and were later merged with and into the Company with the Company surviving. Intercapital Global was organized in October 1993 as an offshore private corporation.

Other

>From time to time, certain officers and directors of the Company have directly paid certain Company expenses. Such transactions have been recorded in the Company's books as due to officers, and do not bear interest. There are no scheduled terms of repayment on such amounts.

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

          31.2 Certification of Robert Lawand pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Sandy J. Masselli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Robert Lawand pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14. Principal Accountant Fees and Services

AUDIT FEES: The audit fees for 2006 from Berkovits, Lago & Company, LLP were $20,000 and the audit fees from Schwartz, Levitsky, Feldman for 2005 were $3,000 for the annual audit and review of Form 10-KSB .

TAX FEES: The fees for the corporate tax return for 2006 will be $0 as compared to $0 for 2005 returns.

All fees and the retaining of auditors was done by the audit committee with the approval of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTAL LUXURY GROUP, INC.

                                       /S/ Sandy J. Masselli, Jr.
                                       -----------------------------------------
 Date: March 31, 2007                 Sandy J. Masselli, Jr.,
       Chief Executive Officer, Chairman of the Board of Directors, and Director


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By: /s/ Sandy J. Masselli, Jr.
                                       Date:  March 31, 2007
                                       -----------------------------------------
                                       Sandy J. Masselli, Jr.,
                                       Chief Executive Officer, Chairman
                                       of the Board of Directors, and Director

                                       By: /s/  Robert D. Bonnell
                                       Date:  March 31, 2007
                                       -----------------------------------------
                                       Robert D. Bonnell
                                       President and Director

                                       By: /s/  Robert M.Lawand
                                       Date:  March 31, 2007
                                       -----------------------------------------
                                       Robert M. Lawand
                                       Director

                                  EXHIBIT INDEX



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