Form 10QSB
period 2007-03-31
TOTAL LUXURY GROUP INC
filed 2007-05-22
CIK 1098301

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
March 31, 2007                                            ----------------------


                            Total Luxury Group, Inc.
                            ------------------------



             (Exact name of registrant as specified in its charter)

          Indiana                                        35-1504940
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              11900 Biscayne Blvd suite 620 , Miami, Florida, 33181
              -----------------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 305-892-6744




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

Yes |X| No |_|

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. 57,945,239 shares as of May 20, 2007.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|




Item 1. Financial Statements.

                    PART I. Financial Information (Unaudited)

                             TOTAL LUXURY GROUP INC.
                           Consolidated Balance Sheets

(Amounts in United States Dollars)
                                                                                        March 31,

                                                                                  2007            2006
                                                                              ------------    ------------

Assets:

Current assets

    Cash                                                                      $        948    $       --


    Deposits and other current assets                                               12,985

    Inventory                                                                      108,000
    Accounts receivable, net of allowance of $104,379 and

     $0 at December 31, 2006 and 2005, respectively                                   --              --
                                                                              ------------    ------------

Total current assets                                                               121,933            --

Property and equipment, net                                                         39,740            --

Deposits and other assets                                                           49,905            --
                                                                              ------------    ------------

Total Assets                                                                  $    211,578    $       --
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Accounts payable                                                              $    593,886    $     12,000

Accrued legal settlement                                                           727,084            --

Other current liabilities                                                           27,896            --

Notes payable                                                                      243,660            --

Deferred compensation                                                                 --         1,325,450

Due to directors and stockholders                                                     --           692,664
                                                                              ------------    ------------

Total current liabilities                                                        1,592,526       2,030,114
                                                                              ------------    ------------

Common stock, $0.001 par value; authorized, 200,000,000 shares; issued and outstanding, 57,945,239 and 7,603,826 shares at December 31, 2006 and 2005,
respectively                                                                        57,945           7,604

Additional paid in capital                                                      15,960,292       2,735,479

Accumulated deficit                                                            (17,399,185)     (4,773,197)
                                                                              ------------    ------------

Total shareholders' deficit                                                     (1,380,948)     (2,030,114)
                                                                              ------------    ------------

Total liabilities and shareholders' deficit                                   $    211,578    $       --
                                                                              ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                             TOTAL LUXURY GROUP INC.
                      Consolidated Statements Of Operations


                                                     For the Three Months Ended
(Amounts in United States Dollars)                       March 31,


                                                        2007             2006
                                                   ------------    -------------
Sales

Cost of sales                                              --               --
                                                   ------------    -------------
Gross profit
                                                   ------------    -------------

Operating expenses:

    Selling, general and administrative expenses        496,912             --

    Depreciation and amortization                         3,109             --
                                                   ------------    -------------

Total operating expenses                                500,121             --
                                                   ------------    -------------

Loss from operations                                   (500,121)            --

Other income (expenses)

    Interest expense                                    (19,460)            --

    Interest                                                 32             --

    Other income                                          2,000             --
                                                   ------------    -------------

                                                        (17,428)            --
                                                   ------------    -------------

Loss before provision for income taxes                 (517,448)            --

Provision for income taxes                                 --               --
                                                   ------------    -------------

Net loss                                           $   (517,448)   $        --
                                                   ============    =============

Net loss per common share, basic and diluted       $      (0.01)   $        0.00
                                                   ============    =============

Weighted average number of shares outstanding        55,745,239        7,603,826
                                                   ============    =============

The accompanying notes are an integral part of these consolidated financial statements.




                             TOTAL LUXURY GROUP INC.
                      Consolidated Statements Of Cash Flows

               For the Three Months Ended March 31, 2007 and 2006

                  (Amounts expressed in United States Dollars)

                                                                    For the Three Months Ended
                                                                            March 31,

                                                                    2007                 2006

Cash flows from operating activities:
 Net loss
                                                                  $(517,448)   $            --
 Adjustments required to reconcile net loss to net cash used in   ---------    -----------------
   operating activities:

      Depreciation and amortization                                   3,109                 --
                                                                  ---------    -----------------

      Inventory                                                    (108,000)                --
                                                                  ---------    -----------------


      Deposits and other current assets                              17,015                 --
                                                                  ---------    -----------------


      Deposits and other assets                                       3,000                 --
                                                                  ---------    -----------------

      Accounts payable and accrued liabilities                      155,944                 --
                                                                  ---------    -----------------
      Accrued Legal Settlement                                       19,460                 --
                                                                  ---------    -----------------

Net cash flow used in operating activities                         (426,920)                --
                                                                  ---------    -----------------

Cash flows from investing activities:
                                                                               -----------------
      Purchase of fixed assets                                       (4,624)
                                                                  ---------    -----------------
Net cash used in investing activities                                (4,624)
                                                                  ---------    -----------------

Cash flows from financing activities:

      Proceeds from sale of stock                                   405,000                 --
                                                                  ---------    -----------------
      Repayment of notes payable                                    (12,428)                --
                                                                  ---------    -----------------

Net cash flow provided by financing activities                      392,572                 --
                                                                  ---------    -----------------

Net decrease in cash                                                (38,972)                --
                                                                  ---------    -----------------
Cash beginning of period                                             39,920                 --
                                                                  ---------    -----------------
Cash end of period                                                $     948    $            --
                                                                  =========    =================

Supplemental disclosure of cash flow information:

Cash paid for interest                                            $    --      $            --
                                                                  =========    =================

Cash paid for taxes                                               $    --      $            --
                                                                  =========    =================





                             TOTAL LUXURY GROUP INC.
            Consolidated Statements Of Stockholders Equity (deficit)

                  For the Year Ended December 31, 2006 and 2005

                       (Amounts in United States Dollars)
                                                           Common                      Additional                        Total
                                                           Shares        Common         Paid-in     Accumulated     Stockholders'
                                                        Outstanding       Stock         Capital        Deficit         Deficit
                                                       ------------   ------------   ------------   ------------    ------------
 Balance at December 31, 2005                             7,603,826          7,604      2,735,479     (4,773,197)     (2,030,114)
                                                       ------------   ------------   ------------   ------------    ------------
 Issuance of shares to acquire International Apparel      7,550,000          7,550      6,258,950           --         6,266,500
   Group
 Issuance of shares to repay indebtedness of
   International Apparel Group                            1,700,000          1,700        683,280           --           684,980
 Issuance of common stock to acquire YMLA and Cabral
   licenses                                                 500,000            500        299,500           --           300,000
 Issuances of common stock to repay indebtedness of
   the Company                                           20,804,979         20,805      3,470,916           --         3,491,721
 Issuance of common stock to cancel employee stock
   options                                                6,944,445          6,944      1,173,611           --         1,180,555
 Private placement of common stock, net of offering
   costs of $65,000                                       6,500,000          6,500        578,500           --           585,000
 Issuance of common stock to satisfy obligations to
   former employees                                         989.989            990        185,007           --           185,987
Issuance of stock to pay for consultants                    852,000            852        174,548           --           175,400

 Net loss for the year ended December 31, 2006                 --             --             --      (11,458,005)    (11,458,005)
 Prior period adjustment - See Note 2                          --             --             --         (650,535)       (650,535)

                                                       ------------   ------------   ------------   ------------    ------------
 Balance at December 31, 2006                            53,445,239   $     53,446   $ 15,559,791   $(16,881,737)   $ (1,268,500)
 Private placement of common stock, net of                                                                              offering
   costs of $45,000                                       4,500,000          4,500        400,500           --           405,000
 Net loss for the three months ended
     March  31, 2007                                           --             --             --         (517,449)       (517,449)
                                                       ------------   ------------   ------------   ------------    ------------
 Balance at March 31, 2007                               57,945,239   $     57,945   $ 15,960,292   $(17,399,185)   $ (1,380,948)
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

Operations

On June 30, 2006, the Company acquired the International Apparel Group (IAG) for 7,550 million shares of common stock. IAG is an apparel holding company that through its subsidiary companies manufactures and sells apparel to major retailers and distributors around the world. Original Gear, Inc., one of the subsidiaries in the IAG umbrella, manufactures and distributes apparel under Company owned trademarks "Original Gear" "OG,"Hip Hop Heritage ""and "Omage" a license from legendary rapper DMC, as well as other licensed and private label production for Converse, Randy Moss, the NIFL, Huckapoo and others.

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

Comprehensive income

The Corporation has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments. For the Three months ended March 31, 2007 and the year December 31, 2006 the Company had no components of comprehensive income.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Note 4 - Business activities

Total Luxury Group, Inc., formerly known as Total Entertainment Inc. (the Company), incorporated in the State of Indiana, had three wholly-owned subsidiaries, Intercapital Global Fund Ltd. (Intercapital Global), an Antiguan company, Intercapital Canada Ltd. (Intercapital Canada), incorporated in the
Province of Quebec, and Total Entertainment (Delaware) Inc., an inactive Delaware company. The Company presently has only one wholly owned subsidiary in Total Entertainment (Delaware) Inc., which is inactive and has no assets.

From August 22, 2002 through June 30, 2006 the Company had no business activities other than administrative costs necessary, for researching an acquisition candidate and for remaining a publicly reporting entity.

Acquisition

On May 1, 2006 the Company announced that it has entered into an agreement to acquire an apparel holding company known as International Apparel Group, Inc. ("IAG"), for 7,550,000 shares of the Company's common stock. The closing was on July 1, 2006. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of IAG are included in the consolidated results of the Company as of July 1, 2006, the date of acquisition. Under the purchase method of accounting, the Company has allocated the purchase price of $6,266,500 based on a closing price of the company stock of $0.83, to assets and liabilities acquired based upon their estimated fair values as follows:

Management determined that as a December 31, 2006 March 31, result of its decision to spin off 2007 IAG that the intangibles were impaired As a result the Company recorded an impairment of long lived assets of approximately 7.3 million as of December 31, 2006.


Merchandise license agreements

The Company issued 400,000 shares of Common Stock and a small sum of cash to acquire a license agreement with Castle Hill Apparel, Inc. for the worldwide master licenses for the young men's labels YMLA and Y-Chrome.

Note 5 - Fixed Assets

At December 31, 2006 and March 31, 2007, fixed assets consisted of the following:

                                         December 31,         March 31,
                                            2006                2007
                                     ------------------- -------------------
 Office Equipment and furniture      $              --    $           68,279
 Less: accumulated depreciation                                      (28,539)
                                     ------------------- -------------------
 Fixed assets, net                   $              --   $            39,740
                                     =================== ===================

Note 6 - Capital stock and stock options

(a)  Common stock transactions

     During the 1st quarter of 2007, the Company continued to raise capital through a private stock offering at $0.10 per share that began during the 4th Quarter of 2006, to date the Company has sold $11 million shares. The Company has paid has paid a 10% commission totaling $110,000.

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

     The Company had no options granted, exercised or forfeited during the years ended December 31, 2006 or the three months ended March 31, 2007. In connection with the acquisition of IAG, the Company awarded 2.5 Million stock options to the officiers of IAG at an exercise price of $0.18 per share

     During the 4th quarter of 2006, the company issued 6,944,445 common shares to the holders of the above stock options in order to cancel the existing options and the plan. As of December 31, 2006, there are no options outstanding under this plan.

Note 7 - Related party transactions

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

     In December of 2006, the Company issued 20,804,979 common shares in full satisfaction of these obligations.

     At March 31, 2007, the Company owed shareholders and officer a total of approximately $191,000 for accrued salaries and other advances. Such amounts are included in accounts payable.


Note 8 - Income taxes

     The Company has had significant net operating losses, which could be used to offset future taxable income. However, net operating losses and other deferred expenses generated in years for which no income tax returns have been filed, or are not accepted by the Internal Revenue Service, may not be available. Deferred tax assets arising from these net operating loss carry forward, deferred compensation and certain accruals, if any, are fully reserved due to the uncertainty of future utilization. The Company did not have any significant taxable income in the United States or Canada for the years ended December 31, 2006 and 2005.

     Changes in ownership resulting from transactions among our stockholders and sales of common stock may limit annual realization of the tax net operating loss carry forwards that could become available under Section 382 of the Internal Revenue Code.

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

On June 30, 2006, the Company acquired the International Apparel Group (IAG) for 7,550 million shares of common stock. IAG is an apparel holding company that through its subsidiary companies manufactures and sells apparel to major retailers and distributors around the world. Original Gear, Inc., one of the subsidiaries in the IAG umbrella, manufactures and distributes apparel under company owned trademarks "Original Gear" and "OG," a license from legendary rapper DMC, as well as other licensed and private label production for Converse, Randy Moss, the NIFL, Huckapoo and others.

The Company issued 500,000 shares of Common Stock and a small sum of cash to acquire a license agreement with Castle Hill Apparel, Inc. for the worldwide master licenses for the young men's labels YMLA,Y-Chrome, and Cabral..

During 2007, the Company announced a plan to restructure the company, which will include the spin-off of its apparel operations including its subsidiary
International Apparel Group, Inc., and the registration of its shares for trading as a separate public company. Under the plan, shareholders of record on the record date of the spin-off will, in addition to their current holdings, become shareholders of the new public company. Although the Company has not yet set a record date for the spin-off, it has announced that it will immediately begin to investigate the legal and other requirements for the restructuring, including compliance with the relevant state, federal and SEC rules and regulations. The Company is advised that the restructuring and registration process could take as long as 6 - 12 months or more before completion, based on the legal requirements for shareholder, state and federal approval, SEC approval and SEC effectiveness. The record date will be set and announced in accordance with the corporate laws of Indiana and the Company's by-laws.

Results of Operations

The Three Months Ended March 31, 2007 vs. the Three Months Ended March 31, 2006

During the three month period ended March 31, 2007 and 2006, the Company had minimal revenues. The Company incurred administrative expenses of approximately $500,000 in the period in 2007 as compared to $0 for the same three month period in 2006. The increase was a result of the operating activities at the Company's subsidiary, the International Apparel Group, Inc,.

Liquidity and Capital Resources; Plan of Operations

The Company has limited cash reserves and is entirely dependent on the Company's ability to raise money from investors. The Company's subsidiaries believe that they will start generating profitable revenues over the next several quarters and believes that it will at a breakeven point by the 4th Quarter of 2007,. This is should enable the Company to generate enough cash flow to continue its operating activities.

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

Changes in Internal Controls over Financial Reporting

No changes in the internal controls over financial reporting have come to management's attention during the first three months of 2007 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that management will continue to refine as it performs quarterly evaluations. Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007 (the evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2007, the most recent evaluation date of such, including any corrective actions with regard to significant deficiencies and material weaknesses, except as otherwise described herein.

                           Part II--OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K


On May 18,2007, the Company filed an 8k in reference to a Change in Registrant's Certifying Accountant (item 4.01) as well as Item 4.02 Non-reliance on Previously Issued Financial Statements.


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

On April 18, 2007 , the auditors Berkovits, Lagos and Co. resigned as auditors . Subsequent to this event the Company engaged Joel Baum and Co P.A. on May 14, 2007 to audit the years December 31, 2004,2005 and 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TOTAL LUXURY GROUP, INC.

                                                  /S/ Sandy J. Masselli, Jr.
                                                 ---------------------------
Date:  May 21, 2007                              Sandy J. Masselli, Jr.,
                                                 Chief Executive Officer,
                                                 Chairman of the Board of
                                                 Directors, and Director